Form 10-Q
period 1997-09-30
CIMARRON GRANDVIEW GROUP INC
filed 1997-11-14
CIK 43052

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------

Commission file number             1-1337
                      ----------------------------------------------


                         CIMARRON-GRANDVIEW GROUP, INC.
--------------------------------------------------------------------------------


         Washington                                          91-0239195
-------------------------------                         ---------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)


   601 West Main Avenue, Suite 714
      Spokane, WA  99201-0677                                 99201-0677
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



                                 (509) 455-9077
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding September 30, 1997
--------------------------------------------------------------------------------
     Common Stock, no par value                      6,881,538 Shares

                         CIMARRON-GRANDVIEW GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX*

PART I. - Financial Information

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II. - Other Information

All Items Omitted As Not Applicable.

                         CIMARRON-GRANDVIEW GROUP, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CIMARRON-GRANDVIEW GROUP, INC.



                                  BY: /s/ T. Glover Patterson
                                      ---------------------------------------
                                          T. GLOVER PATTERSON, President
                                          and Chief Executive Officer



Date: November 14, 1997           BY: /s/ Eunice R. Campbell
                                      ----------------------------------------
                                          EUNICE R. CAMPBELL, Treasurer