Form 10KSB
period 1997-12-31
CIMARRON GRANDVIEW GROUP INC
filed 1998-03-31
CIK 43052

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

BEGIN PAGE AT "START"

START*************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
[ X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997, or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required] for the transition period
         from              to

                        Cimarron-Grandview Group, Inc.
               (Exact name of registrant as specified in its charter)

      State of Washington                                   91-0239195
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

   601 West Main Avenue, Suite 714

         Spokane, Washington                                   99201-0677
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)          509-455-9077

Securities registered under Section 12(b) of the Exchange Act:

                                              Name of each exchange
Title of each class                           on which registered

      None                                          None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes    X     No

State issuer's revenues for its most recent fiscal year.     ($85,492)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (85,938), effective June 13, 1997, 62 F.R. 6387.]

$0.00

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes       No          Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes
 of common equity, as of the latest practicable date.   7,881,538

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement;
and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report
to security holders for fiscal year ended December 24, 1990).    None

Transitional Small Business Disclosure Format (check one):  Yes    No  X

Total Pages:  26
Document Page: 2

****************************************************************************

PART I

ITEM 1.    DESCRIPTION OF  BUSINESS

(a)     General Development of Business

The Registrant was incorporated in the State of Washington in 1927. Historically, the Registrant was engaged in the mineral exploration business. Although the Company currently holds interests in several mineral exploration properties, the Registrant currently has no active business operations.

The Registrant is currently seeking to acquire an interest in a business opportunity. Due to the Registrant's limited assets, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity. The Registrant is currently evaluating acquisition opportunities.

(b)      Narrative Description of Business

The Registrant has no active business operations. The Registrant is currently seeking to acquire an interest in a business opportunity.

The Registrant currently holds interests in several mineral properties. Mining related activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, and restrictions, the extent of which cannot be predicted. Although the Registrant believes it and its properties are in compliance with applicable laws and regulations, amendments to current laws and regulations-the more stringent implementation thereof or the adoption of new laws-could have a materially adverse impact upon the Registrant.

The Registrant currently has no employees.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company has no officers or facilities. The Company's activities are carried out from the office of one of its officers and directors.

The Registrant has acquired approximately 110 acres of mineral rights and mining property known as the Scandia Property located in Stevens County, Washington. The Registrant also owns 6,130 acres of patented mineral rights and 72 acres of surface and mineral rights in Stevens County, Washington. There are no known mineral reserves on the Registrant's properties.

ITEM 3.      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.




Document Page:  3

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a)      Market Information

There is no established public trading market for the Registrant's common equity. There has been no market nor reported quote for the Registrant's common equity for the past two fiscal years and to the date of this filing.

(b)      Holders

There are approximately 2,800 holders of the Registrant's common equity at the date hereof.

(c)      Dividends

To the management's knowledge, the Registrant has never paid a dividend. There is no plan to pay dividends for the foreseeable future.

(d)     Unregistered Sales

During 1998, each of the four directors of the Company were granted 50,000 shares of stock at a deemed price of $.001 per share representing a compensation equivalent of $50.00 per person.
Additionally, 36,000 shares of stock which had been authorized for issue in 1994 to each of the four directors for service in 1993 was issued in 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION

General

Historically, the Company has been engaged in mineral exploration activities. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These professionals are not always scientifically exact, and in some instances result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies.
  The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made.

Document Page:  4

Given the foregoing risks and the Registrant's limited resources, Management has decided not to remain actively engaged in mineral exploration. The Company is currently attempting to sell its mineral properties. The Registrant is currently seeking to acquire an interest in a business opportunity. Due to the Registrant's limited assets, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of the Company for the fiscal years ended
December 31, 1997, and 1996, which have been audited by Robert Moe & Associates, P.S., are included elsewhere in this Form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT

Directors and Executive Officers

(a)      Identification of Directors

Set forth below is the name, age and length of service of the Company's present directors:

Name (age) (1)                  Position       Length of Service
_________________________    _____________    ___________________
William R. Green  (59)          Director          Since 1993

Gregory B.  Lipsker (47)        Director          Since 1993

Eunice R. Campbell (52)         Director          1992 and 1994

(1) T. Glover Patterson served as a director of the Company from 1981 until the time of his death in February, 1998.

The directors are elected for a one-year term and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director .

(b)    Identification of Executive Officers

Set forth below is the name, age and length of service of the Company's present Executive Officers :





Document Page:  5

Name (age) (1)                   Position       Length of Service
_________________________    _______________    ___________________
Gregory B. Lipsker (47)      President            Since 1998 (2)

William R. Green (59)        Vice President/
                             Asst. Secretary      Since 1993

Eunice R. Campbell (52)      Secretary/
                             Treasurer            Since 1992

(1) T. Glover Patterson served as president of the Company from 1983 until the time of his death in February, 1998
(2) Gregory B.  Lipsker served as the Company's Secretary from 1983 until February, 1998

Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

Set forth below is certain biographical information regarding each Director and Executive Officer of the Company.

Gregory B. Lipsker - Mr. Lipsker is a practicing attorney in Spokane, Washington. Mr. Lipsker's practice emphasizes corporate and securities matters. Mr. Lipsker is an Executive Officer and Director of Metaline Mining and Leasing Company, a publicly-held, inactive mining exploration company.

Dr. William R. Green - Dr. Green is a professional engineer and geologist with more than 30 years experience in exploration and the management of U.S. and Canadian Junior resource companies. Dr. Green is an Executive Officer and Director of Metaline Mining and Leasing Company, a publicly-held, inactive mining exploration company.

Eunice R. Campbell - Mrs. Campbell is a retired businesswoman. Prior to her retirement in 1987, Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency. Mrs. Campbell is an Executive Officer and Director of Metaline Mining and Leasing Company, a publicly-held, inactive mining exploration company.

(c)    Identification of Certain Significant Employees

The Registrant has no employees.

(d)   Family Relationships

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer

(e)    Involvement in Certain Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.
Document Page:  6

(f)    Promoters and Control Persons

Not Applicable

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act ("reporting person) that failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and the four other highest paid officers and executive officers whose total annual salary and bonus exceeded $100,000 during the past three calendar years ("Executive Officers"). Except as set forth below, no officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three calendar years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.















(Space Left Intentionally Blank)













Document Page:  7

SUMMARY COMPENSATION TABLE

Long-Term Compensation

Annual Compensation                             Awards                   Payouts
______________________________________________  ______________________  ______________
(a)                 (b)   (c)    (d)    (e)     (f)         (g)         (h)      (i)
Name                                    Other   Restricted  Securities           All
and                                     Annual  Stock       Underlying  LTIP     Other
Principal           Year  Salary Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position                  ($)    ($)    ($)     ($)         SARs(#)     ($)      ($)
__________________  ____  _____  _____  ______  __________  __________  _______  ______

T. Glover
Patterson,          1995    $0    $0      $0      $50           -0-       $0     $0
President and
Director            1996    $0    $0      $0      $525          -0-       $0     $525
                    1997    $0    $0      $0      $525          -0-       $0     $525

Gregory B. Lipsker  1995    $0    $0      $0      $50           -0-       $0     $0
Secretary and
Director            1996    $0    $0      $0      $525          -0-       $0     $525
                    1997    $0    $0      $0      $525          -0-       $0     $525

William R. Green    1995    $0    $0      $0      $50           -0-       $0     $0
Vice President and  1996    $0    $0      $0      $525          -0-       $0     $525
Director            1997    $0    $0      $0      $525          -0-       $0     $525

Eunice R. Campbell  1995    $0    $0      $0      $36           -0-       $0     $0
Treasurer and
Director            1996    $0    $0      $0      $525          -0-      $0     $525
                    1997    $0    $0      $0      $525          -0-      $0     $525

1    During fiscal years 1995 - 1997, each Director of the Registrant received a grant of 50,000 shares.  The common equity, for which there is no public trading market, was valued at $.001 per share, representing an annual compensation equivalent of $50 per Director.  No other compensation was paid to any Director or Executive Officer of the
Registrant, except for a $50 Director's fee for each Director's meeting attended during 1995 and  directors' fees of $525 per director for 1996 and 1997.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets out as of the date hereof, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 7,881,538.





Document Page:  8

                                        Amount and Nature of
                                        Beneficial Ownership
Name of Person                          (all direct unless
or Group  (1)                           otherwise noted)                 % of class
___________________________________     ____________________________     ____________

Principal Shareholders:

Maynard Irving Estate                             489,016                    6.2%
E. 1312 56th
Spokane, WA 99223

T. Glover Patterson Estate                        589,000                    7.47%
10 W. Salmon
Spokane, WA  99218-1949

Cede & Co                                         421,007                    5.34%
P.O. Box 20
Bowling Green Station
New York, NY  10274

Directors and Executive Officers:

Eunice R. Campbell                                407,000                    5.16%
301 S. Chestnut, Ste. #6
Spokane, WA  99204

William Green                                     586,000                    7.44%
905 W. Riverside, Ste. 311
Spokane, WA  99201

Greg Lipsker                                      843,000                   10.70%
714 Washington Mutual Financial Center
601 W. Main Avenue
Spokane, WA  99201

All executive officers and                      1,826,000                   23.30%
directors as a group (3 persons)

(1) The positions of those persons who are directors or executive officers of the Registrant are set out in Item 10.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with Management and Others

In February, 1998, two Directors, William Green and Greg Lipsker, each exercised options to acquire 400,000 shares of the Company's common stock at a price of $.005 per share. The options were granted in 1994 consideration of services performed by the individuals on behalf of the Registrant. Each of optionees paid the $2,000 option price with a 12 month non-recourse 8% promissory note. The shares purchased are held by the Registrant as collateral for the promissory notes.

(b)      Certain Business Relationships

None

Document Page:  9

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The  following documents are filed as part of the report:

     1. Financial Statements

Accountants' Report

Balance Sheet
December 31, 1997 and 1996

Statement of Income (Loss) and Retained Earnings (Deficit) for the years ended December 31, 1997, 1996, and 1995

Statement of Cash Flows
for the years ending December 31, 1997, 1996,  and 1995
Statement of Stockholders' Equity

2. Financial Statement Schedules

Schedule 1 - Marketable Securities-Other Investments for the years ending December 31, 1997 and 1996

3. Exhibits required by Item 601

(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession.(1)
(3)(i)   Articles of Incorporation (2)
(3)(ii)  Bylaws. (2)
(4) Instruments defining the rights of security holders, including indentures. (1)
(9)      Voting trust agreements. (1)
(10)     Material contracts. (1)
(11)     Statement re:  computation of per share earnings. (1)
(12)     Statements re:  computation of ratios. (1)

(13)     Annual report to security holders, Form 10Q
         or quarterly report to security holders.(1)
(16)     Letter re:  change in certifying accountant. (1)
(18)     Letter re:  change in accounting principles .(1)
(19)     Subsidiaries of the Registrant. (1)
(22)     Publisher report regarding matters submitted
         to vote of security holders. (1)
(23)     Consents of Experts and counsel.
(24)     Power of Attorney.  (1)
(99)     Additional Exhibits. (1)

         (1) These items have either been omitted or are not applicable
         (2) Incorporated by reference to previous filing

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

(c)      Exhibit (23), Consent of Account, is filed herewith

(d)      Financial Statements are filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not Applicable
Document Page:  10

                        CIMARRON-GRANDVIEW GROUP, INC.





                                 CONTENTS

                                                                   PAGE

Accountants' Report                                                1

Balance Sheet                                                      2

Statement of Income                                                3

Statement of Cash Flows                                            4

Statement of Stockholders' Equity                                  5

Notes to Financial Statements                                      6-10

Accountants' Report on Supplemental Information                    11

Schedule I - Marketable Securities - Other Investments             12

Selected Financial Data                                            13

Consent of Certified Public Accountants                            14



























Document Page:  11

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Cimarron-Grandview Group, Inc.
Spokane, Washington


We have audited the accompanying balance sheet of CIMARRON-GRANDVIEW GROUP, INC. (A Washington Corporation) as of December 31, 1997 and 1996, and the related statements of income and retained earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMARRON-GRANDVIEW GROUP, INC. (A Washington Corporation) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ ROBERT MOE & ASSOCIATES, P.S.


Spokane, Washington
March 16, 1998













                                      FS-1
Document Page:  12

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 1997 and 1996

                                           DECEMBER 31,       DECEMBER 31,
                                              1997                1996
                                           ____________       ____________
ASSETS

CURRENT ASSETS
     Cash in bank                          $     1,248        $     1,021
     Composite cash fund                         3,979             10,162
     Prudential Bache                            3,070             12,313
                                           ____________       ____________
          Total Current Assets                   8,297             23,496
                                           ____________       ____________
SECURITIES                                      24,774             29,022
                                           ____________       ____________
MINING PROPERTIES                               34,043            104,116
                                           ____________       ____________
          Total Assets                     $    67,114        $   156,634
                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                      $       767        $     3,987
                                           ____________       ____________
          Total Current Liabilities                767              3,987
                                           ____________       ____________

STOCKHOLDERS' EQUITY
     Common stock - No par value
          50,000,000 shares authorized
          7,081,538 - 1997; 6,737,538 -
          1996; issued and outstanding          74,700            72,292
     Paid in capital                           513,127           512,095
     Unrealized loss, marketable
          securities                           (26,387)          (22,139)
     Retained earnings (deficit)
          accumulated during the
          development stage                   (495,065)         (409,573)
                                           ____________       ____________
                                                66,375           152,675
     Less treasury stock at cost
          (284 shares)                             (28)              (28)
                                           ____________       ____________
            Total Stockholders' Equity          66,347           152,647
                                           ____________       ____________
               Total Liabilities and
                Stockholders' Equity       $    67,114        $  156,634
                                           ============       ============


The accompanying notes are an integral part of these financial statements

                                    FS-2
Document Page:  13

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)
STATEMENT OF INCOME (LOSS)
For the years ended December 31, 1997, 1996 and 1995

                                       1997           1996           1995
                                   ____________   ____________   ____________
INCOME
     Dividend & interest
       income                      $     1,181    $     1,752    $     2,006
     Timber sale                           -            1,000          1,000
                                   ____________   ____________   ____________
               Total income              1,181          2,752          3,006
                                   ____________   ____________   ____________

EXPENSES
     Directors' fees                     5,740          4,660          3,740
     Professional fees                   9,577          2,550          2,363
     Office rent & telephone               310            310            310
     Office expense                        115            459            196
     Real & property taxes                 481            502            624
     Taxes, licenses, and fees             331            259            264
                                   ____________   ____________   ____________
                                        16,554          8,740          7,497
                                   ____________   ____________   ____________

INCOME (LOSS) BEFORE OTHER
 INCOME AND (EXPENSES)                 (15,373)        (5,988)        (4,491)
                                   ____________   ____________   ____________

OTHER INCOME AND (EXPENSES)
     Income (loss) from
          Partnership interests           (119)           522             (6)
     Impairment of long - lived
          asset                        (70,000)           -              -
                                   ____________   ____________   ____________
                                       (70,119)           522             (6)
                                   ____________   ____________   ____________

INCOME (LOSS) BEFORE
PROVISION FOR FEDERAL
INCOME TAXES                           (85,492)        (5,466)        (4,497)

PROVISION FOR FEDERAL
INCOME TAXES                               -              -              -
                                   ____________   ____________   ____________

NET INCOME (LOSS)                  $   (85,492)   $    (5,466)   $    (4,497)
                                   ============   ============   ============
INCOME (LOSS) PER SHARE            $     (0.01)   $        NIL   $        NIL
                                   ============   ============   ============





The accompanying notes are an integral part of these financial statements.

                                      FS-3
Document Page:  14

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)
STATEMENT OF INCOME (LOSS)
For the years ended December 31, 1997, 1996 and 1995

                                       1997           1996           1995
                                   ____________   ____________   ____________
CASH FLOWS PROVIDED (USED) IN
 OPERATING ACTIVITIES:
     Net income (Loss)             $   (85,492)   $    (5,466)   $    (4,497)
          Noncash expenses
            included in income:
          Income (Loss) from
              partnership interest          73           (573)           (57)
          Stock issued for services      3,440          2,560            -
          Impairment loss on Scandia
              property                  70,000            -              -
    Increase (Decrease) in current
       assets and liabilities:
     Accounts payable                   (3,220)           -            2,940
                                   ____________   ____________   ____________
          Net cash (used) by
             operating activities      (15,199)        (3,479)         (1,614)
                                   ____________   ____________   ____________

NET INCREASE (DECREASE) IN CASH        (15,199)        (3,479)        (1,614)

CASH AT BEGINNING OF PERIOD             23,496         26,975         28,589
                                   ____________   ____________   ____________
CASH AT END OF PERIOD              $     8,297    $    23,496    $    26,975
                                   ============   ============   ============
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
     Cash and cash equivalents:
          Cash in bank - checking  $     1,248    $     1,021    $     1,691
          Composite cash fund            3,979         10,162         14,050
          Prudential-Bache account       3,070         12,313         11,234
                                   ____________   ____________   ____________
                                   $     8,297    $    23,496    $    26,975
                                   ============   ============   ============
Cash Paid For:
     Income taxes                  $       -      $       -      $       -
     Interest                              -              -              -

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
     Additional common stock
       issued for services                3,440          4,000            -
     Increase (decrease) in
       investment in partnership
       interests                            (73)           573             57

The Company has adopted Statement of Financial Accounting Standards
No. 95, Statement of Cash Flows. For purposes of this statement, short-term investments which have an initial maturity of ninety days or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                                      FN-4
Document Page:  15

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

*begin 9pt type*

                                                                             Treasury
                 Number of               Capital     Loss in     Retained    Stock
                 Shares       Common     Excess of   Marketable  Earnings    at
                 Outstanding  Stock      Par Value   Securities  (Deficit)   Cost       Total
                 ___________  _________  __________  __________  __________  _________  __________
Balance at
Dec. 31, 1994     6,337,538   $ 69,492   $ 510,895   $ (21,581)  $ (399,610) $    (28)  $ 159,168

Unrealized gain
in Marketable
Securities             -           -           -           594          -         -           594
Net Loss - 1995                                                      (4,497)      -        (4,497)
                 ___________  _________  __________  __________  __________  _________  __________
Balance at
Dec. 31, 1995     6,337,538     69,492     510,895     (20,987)    (404,107)      (28)    155,265

Unrealized loss
in Marketable
Securities              -          -           -        (1,152)         -         -        (1,152)

Shares issued to
Directors for
Services, 6/27/96   400,000     2,800        1,200         -            -         -         4,000

Net Loss - 1996         -         -            -           -        (5,466)       -        (5,466)
                 ___________  _________  __________  __________  __________  _________  __________
Balance at
Dec. 31, 1996     6,737,538    72,292      512,095     (22,139)   (409,573)       (28)    152,647

Unrealized loss
in Marketable
Securities              -          -           -        (4,248)        -          -        (4,248)

Shares issued to
Directors for
Services, 12/31/97  344,000      2,408       1,032         -           -          -         3,440

Net Loss - 1997         -          -           -           -       (85,492)       -       (85,492)
                 ___________  _________  __________  __________  __________  _________  __________

Balance at
Dec. 31, 1997     7,081,538   $ 74,700   $ 513,127   $ (26,387)  $(495,065)  $    (28)  $  66,347
                 ===========  =========  ==========  ==========  ==========  =========  ==========


*end 9 pt type*









   The accompanying notes are an integral part of these financial statements.

                                    FS - 5
Document Page:  16

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1 - ORGANIZATION

The Company is currently in the development stage. The Company is trying to develop its present mining interest through leases or options to companies with resources sufficient to develop these properties for production. Also, the company is currently evaluating prospective properties for possible acquisition and exploration.

2 - ACCOUNTING POLICIES

    A. The Company's records are maintained on the accrual method of accounting.

    B. The Company capitalizes all acquisition and exploration costs on all non-operating mining properties and mineral rights for accounting and income tax purposes. Upon commencement of operations, the capitalized costs will be amortized based on proven or probable reserves by the unit of production method so that each unit produced is assigned a pro rata portion of the unamortized acquisition costs.

    C. Capitalized costs are charged to operations when title to the property has expired or when management feels the properties are not economically feasible to develop or hold for future development.

    D. Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3 - SECURITIES

At December 31, 1997, the Company held the following:

The Company owned 35,000 shares of Capitol Silver Mines, Inc.
Capitol Silver Mines, Inc. is in the development stage and as of this date is unproductive.

The Company owned 15,000 shares of Thunder Mountain Gold, Inc. Thunder Mountain Gold is involved in gold and silver mining operations and explorations.

The Company owned 44 1 oz. Krugerrands and 350 1 oz. silver rounds.

The Company owned 973 shares of P.B. Gov Sec Tr Inter held by
Prudential Bache.

The Company owned 31,151 shares of Carson Industries Corporation.
Carson Industries Corporation is currently involved in oil and gas.


                                     FN-6
Document Page:  17

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3 - SECURITIES (continued)

The Corporation has adopted Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior years' results. All of the marketable securities held by CIMARRON-GRANDVIEW GROUP, INC.
consist of securities "available-for-sale", as defined by SFAS No. 115. The basis on which cost is determined in computing realized gain or loss is the specific identification method.

The following information is as of December 31, 1997 and 1996:

                                                       1997       1996
                                                    __________  __________
Aggregate fair value of marketable securities       $  24,774   $ 29,022
Gross unrealized holding losses                        26,387     22,139
Amortized cost basis                                   51,161     51,161

Changes in marketable securities for the twelve months ended December 31, 1997 and 1996 are as follows:

                                                       1997       1996
                                                    __________  __________
Cost, as of January 1,                              $  51,161   $ 51,161
Unrealized loss, as of December 31,                   (26,387)   (22,139)
                                                    __________  __________

Fair market value, as of December 31,               $  24,774   $ 29,022
                                                    ==========  ==========

4 - MINING PROPERTIES                                          CAPITALIZED
                                                               AMOUNT
The company acquired approximately 110 acres of
the mineral rights and mining property known as the
Scandia property located in Stevens County, Washington.
The Company capitalizes those costs of exploration and
development (incurred or acquired) which, in the opinion
of management, benefit future periods.  These costs will
be used to offset future production on the properties
or will be written off if the related property is
abandoned, or if data does not delineate a commercial
ore body.  The Company recorded a non-cash impairment
loss of $70,000 during 1997 related to the write-down of
the Scandia property.  This asset was written down to its
fair value based on a proposed sale to take place in 1998.
The recognition of this impairment was in accordance with
the
                                     FN-7
Document Page:  18

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

4 - MINING PROPERTIES (continued)                                 CAPITALIZED
                                                                  AMOUNT

provisions of Statement of Financial Accounting
Standards No. 121 - Accounting for the impairment of
long-lived assets and for long-lived assets to be
disposed of.                                                      $  30,000

The Company owns approximately 72 acres of surface and
mineral rights located in Northern Stevens County                         0

The Company owns approximately 6,130 acres of patented
mineral rights located in Northern Stevens County                         0

In July of 1985, Cimarron-Grandview Group, Inc. purchased two units of Pondera Partners, LTD., a drilling project located in Teton County, Montana. Total cost was $12,000. The partnership has elected to treat intangible drilling costs as a current expense deductible in the year in which paid or incurred.

                                  PARTNERSHIP INTERESTS
                            December 31, 1995, 1996, and 1997

                                     Capital
                                     Contri-
                                       Buted     Ordinary
                          Beginning  During      Income     Distrib-    Ending
                          Capital    Year        (loss)       tions     Capital
                          _________  __________  _________  __________  _________
Pondera Partner, Ltd.
1995                      $  3,486   $     -     $    -     $     -     $  3,486
                          _________  __________  _________  __________  _________
Balance at Dec. 31, 1995  $  3,486   $     -     $    -     $     -     $  3,486
                          =========  ==========  =========  ==========  =========

Pondera Partner, Ltd.
1996                      $  3,435   $     -     $    573   $     -     $  4,116
                          _________  __________  _________  __________  _________
Balance at Dec. 31, 1996  $  3,435   $     -     $    573   $     -     $  4,116
                          =========  ==========  =========  ==========  =========

Pondera Partner, Ltd.
1997                      $  4,116   $     -     $    (73)  $     -     $  4,043
                          _________  __________  _________  __________  _________
Balance at Dec. 31, 1997  $  4,116   $     -     $    (73)  $     -     $  4,043
                          =========  ==========  =========  ==========  =========






                                         FN-8
Document Page:  19

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5 - COMMON STOCK

At December 31, 1997, the Company's independent transfer agent reported that 7,081,538 shares of common stock were outstanding.

The Articles of Incorporation were amended March 31, 1982 to reclassify shares and reduce capital to $350,000. The authorized capital of this corporation shall consist of 50,000,000 common capital no par value shares. Each share of the capital stock of the par value of $.10 per share previously outstanding was changed to one share of no par value common stock.

The Articles of Incorporation were amended July 11, 1990 to change the name of the Corporation from Grandview Mines, Inc. to Cimarron Gas & Oil, Inc.

The Articles of Incorporation were amended again on July 25, 1990 to change the name of the Corporation from Cimarron Gas & Oil, Inc. to Cimarron-Grandview Group, Inc.

6 - FEDERAL INCOME TAXES

At December 31, 1997 the Company had net operating loss carryforward of $222,402 which is available to offset future taxable income.

Expiration dates are as follows:

                       Amount          Expiration Date
                     __________        _______________
                     $   9,965              1999
                             0              2000
                             0              2001
                             0              2002
                             0              2003
                       106,297              2004
                        61,852              2005
                         9,032              2006
                         5,097              2007
                           347              2008
                         4,357              2009
                         4,497              2010
                         5,466              2011
                        15,492              2012
                     __________        _______________

                     $ 222,402

The Company adopted SFAS No. 109 for its calendar year 1992. This has no effects on the financial statements due to the fact that there are no material timing differences which would produce a deferred income tax liability or asset. Based on the pattern of net losses, management believes that it is not prudent to assume that net operating loss carryforwards will provide future tax benefits that should be recorded as a deferred tax asset.
                                    FN-9
Document Page:  20

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS


7 - LEASES

The Company does not lease any equipment or office space. The Company does not own any equipment.

8 - CASH EQUIVALENTS

Composite cash fund represents a money market fund with a balance at December 31, 1997 of $3,979 with a current yield of 5.18%.

Prudential Bache represents a money market fund with a balance at December 31, 1997 of $3,070 with a current yield of 5.21%.

9 - LETTER OF INTENT

The Company has outlined a proposal for a share exchange where by Cimarron Grandview Group, Inc. ("Cimarron") will acquire all of the outstanding shares of common stock on Concorde Diversified, Inc. ("CDI") in exchange for authorized but unissued shares of common stock of Cimarron.

Under the terms of the letter of intent, Cimarron will effect a 10:1 reverse split of its common stock. Thereafter CDI shareholders will exchange 100% of CDI common stock for shares of Cimarron common stock. Immediately after the share exchange Cimarron will be owned as follows: former CDI shareholders 87.5%, current Cimarron shareholders 10%, and 2.5% by certain unaffiliated finders.

10 - SUBSEQUENT EVENT

On February 3, 1998, options to acquire 400,000 shares of Cimarron common stock were exercised by Greg Lipsker and William R. Green (both directors of the Company). The exercised price is $.005 per share, payable by a one year non-recourse promissory note bearing interest at 8% per annum.



















                                       FN-10
Document Page:  21

ACCOUNTANTS' REPORT ON SUPPLEMENTAL INFORMATION


Board of Directors
Cimarron-Grandview Group, Inc.
Spokane, Washington


Our report on our audits of the basic financial statements of Cimarron-Grandview Group, Inc. for 1997 and 1996 appears on page two. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Marketable Securities - Other Investments for the years ended
December 31, 1997 and 1996 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





/s/  ROBERT MOE & ASSOCIATES, P.S.







Spokane, Washington
March 16, 1998
















                                      FN-11
Document Page:  22

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)
SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS for the years ended December 31, 1997 and 1996

                                 DECEMBER 31, 1997

Column A                    Column B       Column C       Column D       Column E
                            ____________   ____________   ____________   ____________
                                                                         Amount at
                            Number                        Market         Which Issue
                            of Shares      Cost of        Value          is Carried on
Issuer                      or Units       Issue          of Issue       Balance Sheet
                            ____________   ____________   ____________   ____________
Capitol Silver Mines, Inc.       35,000    $       817            -              -

Thunder Mountain Gold, Inc.      15,000         12,750            450            450

Krugerrands                          44        18,275          12,760         12,760

P.B. Gov Sec.Tr. Inter              973        10,002           9,487          9,487

Silver Rounds                       350 oz.     4,126           2,077          2,077

Carson Industries Corp.          31,151         5,191             -              -
                                           ____________   ____________   ____________

                                           $   51,161     $    24,774    $    24,774
                                           ============   ============   ============

                                   DECEMBER 31, 1996

Column A                    Column B       Column C       Column D       Column E
                            ____________   ____________   ____________   ____________
                                                                         Amount at
                            Number                        Market         Which Issue
                            of Shares      Cost of        Value          is Carried on
Issuer                      or Units       Issue          of Issue       Balance Sheet
                            ____________   ____________   ____________   ____________
Capitol Silver Mines, Inc.       35,000    $       817    $       350    $       350

Thunder Mountain Gold, Inc.      15,000         12,750            750            750

Krugerrands                          44         18,275         16,280         16,280

P.B. Gov Sec.Tr. Inter              973         10,002          9,360           9,360

Silver Rounds                       350 oz.      4,126          1,659           1,659

Carson Industries Corp.          31,151          5,191            623            623
                            ____________   ____________   ____________   ____________

                                           $    51,161    $    29,022    $    29,022
                                           ============   ============   ============

                   See accountants report on supplemental information

                                     FN-12
Document Page:  23

CIMARRON-GRANDVIEW GROUP, INC.
(A Development Stage Company)

SELECTED FINANCIAL DATA



                                          Years Ended December 31,
                      ___________________________________________________________________
                         1993          1994          1995         1996          1997
                      ___________   ___________   ___________   ___________   ___________
Current Assets        $   37,603    $   28,589    $    26,975   $   23,496    $    8,297

Current Liabilities          -             267          3,207        3,987           767
                      ___________   ___________   ___________   ___________   ___________

Working Capital           37,603        28,322         23,768       19,509         7,530

Total Assets             164,291       159,435        158,472      156,634        67,114

Long Term Debt               -             -              -            -             -

Stockholders' Equity     164,291       159,168        155,265      152,647        66,347


SELECTED INCOME STATEMENTS DATA:

                         1993          1994          1995         1996          1997
                      ___________   ___________   ___________   ___________   ___________
Gross Income          $    3,314    $    2,630    $    2,898    $    2,752    $    1,181

Operating Expenses        (8,409)       (3,124)       (7,091)       (8,740)      (15,373)

Other Income and (Expense)   332         2,947          (164)          522       (70,119)

Income Taxes                 -             -             -             -             -
                      ___________   ___________   ___________   ___________   ___________

Net Income (Loss)     $   (4,943)   $    2,453    $   (4,357)   $   (5,466)   $  (85,492)
                      ===========   ===========   ===========   ===========   ===========

Earnings (Loss) per
 share of common stock$       NIL   $      NIL    $       NIL   $       NIL   $    (0.01)
                      ===========   ===========   ===========   ===========   ===========

Weighted average
 number of shares
 outstanding            6,193,538    6,263,763      6,337,538     6,532,606    6,737,538










                                           FN-13
Document Page:  24










CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Cimarron-Grandview Group, Inc.
Spokane, Washington

We hereby consent to the use of our opinion, dated March 16, 1998 on the financial statements of CIMARRON-GRANDVIEW GROUP, INC. for the years ended December 31, 1997 and 1996 in the Form 10-KSB.



/s/   ROBERT MOE & ASSOCIATES, P.S.




Spokane, Washington
March 16, 1998






























                                       FN-14
Document Page:  25

***************************************************************************

                               SIGNATURES

***************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMARRON-GRANDVIEW GROUP, INC.


By: /s/ Gregory B. Lipsker
_________________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)


By: /s/ Eunice R. Campbell
_________________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Gregory B. Lipsker                              3/30/98
_________________________________________     _________________
GREGORY B. LIPSKER,                           Date
Director

/s/ William R. Green                                3/30/98
_________________________________________     _________________
WILLIAM R. GREEN,                             Date
Director

/s/ Eunice Campbell                                 3/30/98
_________________________________________     _________________
EUNICE CAMPBELL,                              Date
Director












Document Page: 26

