Form 10QSB
period 1998-03-31
CIMARRON GRANDVIEW GROUP INC
filed 1998-05-15
CIK 43052

(THIS SPACE LEFT BLANK INTENTIONALLY)

******************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from         to

                         Commission file number: 001-01337

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past
90 days.                   Yes    (X)    No    ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,881,538

Transitional Small Business Disclosure Format (check one): Yes  ( )  No  (X)













******************************************************************************

DOCUMENT PAGE 1 of 2

                          CIMARRON-GRANDVIEW GROUP, INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

CIMARRON-GRANDVIEW GROUP, INC.


By: /s/ Gregory B. Lipsker                   Date:      May 14, 1998
_______________________________________      _______________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)


By: /s/ Eunice R. Campbell                   Date:      May 14, 1998
_______________________________________       _______________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)













DOCUMENT PAGE 2 of 2