Form 10QSB
period 1998-06-30
CIMARRON GRANDVIEW GROUP INC
filed 1998-08-17
CIK 43052

(THIS SPACE LEFT BLANK INTENTIONALLY)

******************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

DOCUMENT PAGE 1 of 2

                          CIMARRON-GRANDVIEW GROUP, INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

CIMARRON-GRANDVIEW GROUP, INC.


By: /s/ Gregory B. Lipsker                   Date:      August 14, 1998
_______________________________________      _______________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)


By: /s/ Eunice R. Campbell                   Date:      August 14, 1998
_______________________________________       _______________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)













DOCUMENT PAGE 2 of 2