Form 10KSB
period 1998-12-31
CIMARRON GRANDVIEW GROUP INC
filed 1999-04-15
CIK 43052

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

BEGIN PAGE AT "START"

START***************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1998, or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required] for the transition period
         from              to

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year.  $764

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (85,938), effective June 13,
1997,  62  F.R.  6387.]        $0.00

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

  Yes       No          Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.   16,863,076

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


Transitional Small Business Disclosure Format (check one):  Yes    No  X


Document Page: 2 of 21

********************************************************************************

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

(A)     BUSINESS  DEVELOPMENT

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

(B)     BUSINESS  OF  ISSUER

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

(C)     REPORTS  TO  SECURITY  HOLDERS

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company has no offices or facilities. The Company's activities are carried out from the office of one of its officers and directors.

The Registrant also owns 6,130 acres of patented mineral rights and 38 acres of surface and mineral rights in Stevens County, Washington. There are no known mineral reserves on the Registrant's properties and no mineral exploration is being conducted on the properties.




Document Page: 3 of 21

ITEM  3.     LEGAL  PROCEEDINGS

Neither the Registrant nor any of its property is subject to any material pending legal proceedings.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

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

(D)     UNREGISTERED  SALES

During fiscal years 1996 - 1997, each of the four Directors of the Registrant received a restricted stock grant of 50,000 shares. The common equity, for which there is no public trading market, was valued at $.001 per share. A restricted stock grant for the year ended December 31, 1998 was made to each of the three Directors of the Registrant in February, 1999. The restricted stock grants were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933.

Subsequent to year-end, the Registrant sold 8,431,538 shares of its common stock for an aggregate amount of $100,000. The shares were purchased by one individual investor. No fees or commissions were paid in connection with the sale of the shares. The shares were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN
             OF  OPERATION

PLAN  OF  OPERATION

Historically, the Company has been engaged in mineral exploration activities. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a


Document Page: 4 of 21
specific property, or whether or not to commence exploration or development work. These professionals are not always scientifically exact, and in some instances result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made.

Given the foregoing risks and the Registrant's limited resources, Management has decided not to remain actively engaged in mineral exploration. The Company is currently attempting to sell its mineral properties.

The Registrant is currently seeking to acquire an interest in a business opportunity. Due to the Registrant's limited assets, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity. The Registrant is not currently in discussion or negotiation regarding the acquisition of any specific business opportunity.

The Registrant believes that it can satisfy its cash requirements for the next twelve months.

ITEM  7.    FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal year ended December 31, 1998 audited by LeMaster & Daniels PLLC and for the fiscal year ended December 31, 1997, audited by Robert Moe & Associates, P.S., are included elsewhere in this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant was informed that Independent Auditor, Robert Moe & Associates, P.S. would not be able to perform the audit for the fiscal year ended December 31, 1998. The Auditor's Report on the financial statements for either of the past two years has contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The Registrant has engaged LeMaster & Daniels PLLC as Independent Auditor for the year ended December 31, 1998









Document Page: 5 of 21

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION          LENGTH  OF  SERVICE
-----------                    --------          -------------------
William R. Green  (60)          Director          Since  1993

Gregory B. Lipsker  (48)        Director          Since  1993

Eunice R. Campbell  (53)        Director          1992  and  1994

The directors are elected for a one-year term and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director .

(B)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers :

NAME  (AGE)                 POSITION                         LENGTH  OF  SERVICE
-----------                 --------                         -------------------
Gregory B. Lipsker  (48)    President                        Since  1998  (1)

William R. Green  (60)      Vice  President/Asst. Secretary  Since  1993

Eunice R. Campbell  (53)    Secretary/Treasurer              Since  1992

(1) Gregory B. Lipsker served as the Company's Secretary from 1983 until February, 1998

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




Document Page: 6 of 21

Dr. William R. Green - William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983. He has been actively involved in the mining business since 1962 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Maya Gold Limited and Petromin Resources Ltd., and US companies Mines Management, Inc. and Metaline Mining and Leasing Co.

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

ITEM  10.     EXECUTIVE  COMPENSATION

(A)     EXECUTIVE  OFFICERS

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and any other executive officers whose total annual salary and bonus exceeded $100,000 during the past three fiscal years ("Executive Officers"). Except as set forth below, no officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three calendar years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Document Page: 7 of 21

Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation
          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------
Gregory B.
Lipsker         1996    $0      $0     $0     $0             -0-        $0       $0
Secretary
('96-'97)       1997    $0      $0     $0     $0             -0-        $0       $0
President
('98)           1998    $0      $0     $0     $0             -0-        $0       $0


Aggregate  Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR values

(a)                        (b)             (c)        (d)               (e)
                                                      Number of
                                                      Securities        Value of
                                                      Underlying        Unexercised In-
                       Shares                         unexercised       the-Money
                       Acquired            Value      Options/SARS at   Options/SARS
Name                   on Exercise         Realized   FY-End (#         at FY-End ($)
                                                      Exercisable/      Exercisable/
                                                      Unexercisable)    Unexercisable
---------------------  ------------------  ---------  ----------------  ---------------
Gregory  Lipsker            400,000         $2,000          0                  -0-
William  R.  Green          400,000         $2,000          0                  -0-

(B)      DIRECTOR  COMPENSATION  FOR  LAST  FISCAL  YEAR

                        Cash Compensation             Security Grants
                                                                          Number of
                    Annual     Meeting       Consulting    Number of      Securities
                    Retainer   Fees ($)      Fees/Other    Shares (#)     Underlying
Name                Fees ($)                 Fees ($)                     Options/SARs(#)
(a)                 (b)        (c)           (d)           (e)            (f)
------------------  ---------  ------------  ------------  -------------  ---------------
Gregory  Lipsker      $500      -0-            -0-           50,000             0

William  R.  Green    $500      -0-            -0-           50,000             0

Eunice  Campbell      $500      -0-            -0-           50,000             0




Document Page: 8 of 21

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets out as of the date hereof, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 16,863,076.

                                         Amount and Nature of
                                         Beneficial Ownership
Name  of  Person                         (all direct unless
or  Group  (1)                            otherwise noted)             % of class
--------------                           -------------------           ----------
Principal  Shareholders:
------------------------
Albert  Zlotnick                               8,431,538                 50.00%
301  City  Ave.
Bala  Cynwyd,PA  19004

Directors  and  Executive  Officers:
------------------------------------

Eunice  R.  Campbell                             821,000                  4.87%
301  S.  Chestnut,  Ste.  #6
Spokane,  WA  99204

William  Green                                   636,000                  3.77%
905  W.  Riverside,  Ste.  311
Spokane,  WA  99201

Greg  Lipsker                                    887,000                  5.20%
714 Washington Mutual Financial Center
601 W. Main Avenue
Spokane, WA  99201

All  executive  officers  and                  2,344,000                  13.90%
directors as a group (3 persons)


(1) The positions of those persons who are directors or executive officers of the Registrant are set out in Item 9.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

In February, 1998, two Directors, William Green and Greg Lipsker, each exercised options to acquire 400,000 shares of the Company's common stock at a price of $.005 per share. The options were granted in 1994 consideration of services performed by the individuals on behalf of the Registrant. Each of optionees paid the $2,000 option price with a non-recourse 8% promissory note due on or before January 25, 2000. The shares purchased are held by the Registrant as collateral for the promissory notes.



Document Page: 9 of 21

(B)     CERTAIN  BUSINESS  RELATIONSHIPS

None

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  documents  are  filed  as  part  of  the  report:

     1.  Financial  Statements
                                                                      Document
                                                                          Page
         Independent  Auditors'  Reports                                 11-12

         Balance  Sheet
         December  31,  1998  and  1997                                     13

         Statements  of  Income  (Loss))
         for  the  years  ended  December  31,  1998,  1997,  and  1996     14

         Statements  of  Stockholders'  Equity
         for  the  years  ended  December  31,  1998,  1997,  and  1996     15

         Statements  of  Cash  Flows
         for  the  years  ending  December  31,  1998,  1997,  and  1996    16

         Notes  to  Financial  Statements                                17-19




CIMARRON-GRANDVIEW  GROUP,  INC.

FINANCIAL  STATEMENTS  AND
INDEPENDENT  AUDITORS'  REPORTS

DECEMBER  31,  1998  AND  1997

CONTENTS


                                                    Report
                                                    Page

INDEPENDENT  AUDITORS'  REPORTS                     2-3
FINANCIAL  STATEMENTS:

     Balance  sheets                                  4

     Statements  of  income                           5

     Statements  of  stockholders'  equity            6

     Statements  of  cash  flows                      7

     Notes  to  financial  statements              8-10





Document Page: 10 of 21

                         INDEPENDENT  AUDITORS'  REPORT





Board  of  Directors
Cimarron-Grandview  Group,  Inc.
Spokane,  Washington


We have audited the accompanying balance sheet of Cimarron-Grandview Group, Inc. (a Washington corporation) as of December 31, 1998, and the statements of income, stockholders' equity, and cash flows for the year then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account-ing principles used and signifi-cant estimates made by management, as well as evaluating the overall finan-cial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimarron-Grandview Group, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ LeMaster & Daniels PLLC

Spokane,  Washington
March  22,  1999

Document Page: 11 of 21

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


/s/ ROBERT MOE & ASSOCIATES, P.S.


Spokane, Washington
March 16, 1998

Document Page: 12 of 21

CIMARRON-GRANDVIEW  GROUP,  INC.
BALANCE  SHEETS


                                                               December  31,
                                                        ---------------------------
                                                             1998          1997
                                                        ------------   ------------
ASSETS

CURRENT  ASSETS:

     Cash in bank                                       $    24,988    $     1,248
     Temporary  cash  investments                             3,700          7,049
                                                        ------------   ------------

     Total  current  assets                                  28,688          8,297

SECURITIES                                                   10,964         24,774

MINING  PROPERTIES                                            3,911         34,043
                                                        ------------   ------------

                                                        $    43,563    $    67,114
                                                        ============   ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

     Accounts  payable                                  $     2,267    $       767
                                                        ------------   ------------

STOCKHOLDERS'  EQUITY:

Common stock-50,000,000 shares, no par value,
     authorized; 7,881,254 and 7,081,254 shares
     issued  and  outstanding,  respectively                591,799        587,799
Note  receivable,  stock  purchase                           (4,000)           -
Accumulated  other  comprehensive  income:
      Unrealized  loss,  marketable  securities             (26,547)       (26,387)
Retained  earnings  (deficit)                              (519,956)      (495,065)
                                                        ------------   ------------

Total  stockholders'  equity                                 41,296         66,347
                                                        ------------   ------------

                                                        $    43,563    $    67,114
                                                        ============   =============



See  accompanying  notes  to  financial  statements.

Document Page: 13 of 21

CIMARRON-GRANDVIEW  GROUP,  INC.

STATEMENTS  OF  INCOME

                                               Years Ended December 31,
                                       ------------------------------------------
                                           1998           1997           1996
                                       ------------   ------------   ------------
INCOME:

     Dividend  and interest income     $       764    $     1,182    $     1,752
     Timber  sale                              -              -            1,000
                                       ------------   ------------   ------------

                                               764          1,181          2,752
                                       ------------   ------------   ------------

EXPENSES:

     Directors'  fees                        1,500         5,740           4,660
     Professional  fees                     19,707         9,577           2,550
     Office  rent  and  telephone              -             310             310
     Office  expense                         2,016           115             459
     Real  and  property  taxes                -             481             502
     Taxes,  licenses,  and  fees              930           331             259
                                       ------------   ------------   ------------

                                            24,153        16,554           8,740
                                       ------------   ------------   ------------

LOSS  BEFORE  OTHER  INCOME  (EXPENSE)     (23,389)      (15,373)         (5,988)
                                       ------------   ------------   ------------

OTHER  INCOME  (EXPENSE):

     Income (loss) from partnership
       interests                              (182)         (119)            522
      Loss  on  sale  of  investment        (1,320)          -               -
      Impairment  of  long-lived  asset        -         (70,000)            -
                                       ------------   ------------   ------------

                                            (1,502)      (70,119)            522
                                       ------------   ------------   ------------

NET  LOSS                              $   (24,891)   $  (85,492)    $    (5,466)
                                       ============   ============   ============

BASIC  INCOME  (LOSS)  PER  SHARE      $        NIL   $    (0.01)    $        NIL
                                       ============   ============   =============




See  accompanying  notes  to  financial  statements.
                                          5

Document Page: 14 of 21

CIMARRON-GRANDVIEW  GROUP,  INC.

STATEMENTS  OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

(Begin 9pt type)

                                               Notes        Accumulated
                     Number  of                Receivable/  Other          Retained
                     Shares       Common       Stock        Comprehensive  Earnings
                     Outstanding  Stock        Option       Income         (Deficit)    Total
                     -----------  -----------  -----------  -------------  -----------  -----------
BALANCE,
DECEMBER 31, 1995     6,337,254   $  580,359   $       -    $    (20,987)  $ (404,107)  $  155,265

ADD  (DEDUCT):
COMPREHENSIVE INCOME:
Net  loss                   -            -             -             -         (5,466)      (5,466)
Unrealized loss in
marketable securities       -            -             -          (1,152)         -         (1,152)
                                                                                        -----------
    COMPREHENSIVE
    INCOME  (LOSS)          -            -             -             -            -          6,618
                                                                                        -----------
Shares issued to
directors for
services                 400,000       4,000           -             -            -          4,000
                     -----------  -----------  -----------  -------------  -----------  -----------
BALANCE,
DECEMBER 31, 1996      6,737,254     584,359           -         (22,139)    (409,573)     152,647

ADD  (DEDUCT):
COMPREHENSIVE  INCOME:
Net  loss                    -           -             -             -        (85,492)     (85,492)
Unrealized loss in
marketable securities        -           -             -          (4,248)         -         (4,248)
                                                                                        -----------
    COMPREHENSIVE
    INCOME (LOSS)            -           -             -             -            -        (89,740)
                                                                                        -----------
Shares issued to
directors fo  services   344,000       3,440           -             -            -          3,440
                     -----------  -----------  -----------  -------------  -----------  -----------
BALANCE,
DECEMBER 31, 1997      7,081,254     587,799           -         (26,387)    (495,065)      66,347

ADD  (DEDUCT):
COMPREHENSIVE  INCOME:
Net  income (loss)           -           -             -             -        (24,891)     (24,891)
Unrealized loss in
marketable securities        -           -             -            (160)         -           (160)
                                                                                        -----------
    COMPREHENSIVE
    INCOME (LOSS)            -           -            -              -            -        (25,051)
                                                                                        -----------
Shares issued in
exchange for note        800,000       4,000       (4,000)           -           -             -
                     -----------  -----------  -----------  -------------  -----------  -----------
BALANCE,
DECEMBER 31, 1998      7,881,254  $  591,799   $   (4,000)  $    (26,547)  $ (519,956)  $   41,296
                   =========  ==========  =========  ============  =========  ==========
(End 9pt type)

See  accompanying  notes  to  financial  statements.
                                              6
Document Page: 15 of 21

CIMARRON-GRANDVIEW  GROUP,  INC.

STATEMENTS  OF  CASH  FLOWS

                                               Years Ended December 31,
                                       ------------------------------------------
                                           1998           1997           1996
                                       ------------   ------------   ------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                            $  (24,891)   $   (85,492)    $   (5,466)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operations:
    Loss (income) from partnership
      interest                                 132             73           (573)
    Stock issued for services                  -            3,440          2,560
    Impairment loss on Scandia
      property                                 -           70,000            -
    Gain (loss) on sale of
      securities                               (69)           -              -
    Gain (loss) on sale of
      mining properties                      1,389            -              -
Increase (decrease) in:
    Accounts payable                         1,500          (3,220)          -
                                       ------------   ------------   ------------
      Net cash provided by (used in)
          operating activities               2,952         (15,199)       (3,479)
                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of securities            13,719             -             -
Proceeds from sale of mining property       28,611             -             -
                                       ------------   ------------   ------------
      Net cash provided by
         investing activities               42,330             -             -
                                       ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH             20,391        (15,199)        (3,479)
CASH,  BEGINNING  OF  YEAR                   8,297         23,496         26,975
                                       ------------   ------------   ------------
CASH,  END  OF  YEAR                   $    28,688    $     8,297    $    23,496
                                       ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Income  taxes                      $        -     $       -      $       -
    Interest                                    -             -              -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
    Common stock issued in exchange
       for note                        $      4,000   $       -      $       -
    Common stock issued for services            -           3,440          4,000
    Increase (decrease) in
       partnership interests                   (132)          (73)           573

See  accompanying  notes  to  financial  statements.
                                          7
Document Page: 16 of 21

CIMARRON-GRANDVIEW  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

The Company was incorporated in the State of Washington in 1927. Although it has previously been engaged in mineral exploration and continues to hold interests in mineral exploration properties, the Company currently has no active business operations. The Company is currently seeking to acquire an interest in a business opportu-nity.

Summary  of  Significant  Accounting  Policies:

a. Cash includes short-term cash investments that have an initial maturity of 90 days or less.

The Company's marketable securities are stated at estimated fair value at the balance-sheet dates and unrealized losses are reported in stockholders' equity as accumulated other comprehensive income. All such securities are considered to be available-for-sale. Gains and losses are determined using the specific identification method.

c. The Company capitalizes acquisition and exploration costs on nonoperating mining properties and mineral rights for accounting and income tax purposes. Upon commencement of operations, the capitalized costs will be amortized based on proven or probable reserves by the unit of production method so that each unit produced is assigned a prorata portion of the unamortized acquisition costs.

d. Capitalized costs are charged to operations as impairment losses when title to the property has expired or when management believes the properties are not economically feasible to develop or hold for future development.

5. Deferred income tax assets are recognized for the estimated future tax benefits of tax-basis operating losses being carried forward. A valuation allowance for deferred tax assets is also recognized when appropriate.

6. In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss) and changes in unrealized losses on securities available-for-sale. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

7. Basic loss per share is computed using the weighted average number of shares outstanding during the years (7,481,000 in 1998, 6,909,000 in 1997, and 6,537,000 in 1996). Diluted loss per share was the same as basic loss per share for the years presented.

h. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                          8
Document Page: 17 of 21

CIMARRON-GRANDVIEW  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  2  -  SECURITIES:

Following is a summary of marketable securities as of December 31, 1998 and 1997:

                                                            1998        1997
                                                       -----------   -----------
     Aggregate fair value of marketable securities     $   10,964    $   24,774
     Gross unrealized holding losses                       26,547        26,387
     Amortized cost basis                                  37,511        51,161

Changes in marketable securities for the years ended December 31, 1998 and 1997, are as follows:

                                                            1998        1997
                                                       -----------   -----------
     Cost, as of January 1                             $   51,161    $   51,161
     Sale of securities                                   (13,650)          -
     Unrealized loss, as of December 31                   (26,547)      (26,387)
                                                       -----------   -----------
     Fair  value,  as  of  December  31                $   10,964    $   24,774
                                                       ===========   ============

NOTE  3  -  MINING  PROPERTIES:

Investments in mining properties, net of impairment losses recognized, consisted of the following:

                                                            1998        1997
                                                       -----------   -----------

Partnership interest in two units of Pondera Partners,
Ltd., a drilling project located in Teton County,
Montana  (at cost less equity in partnership losses)    $    3,911    $   4,043
Approximately 72 acres of surface and mineral rights
Located in northern Stevens County, Washington
(see  note  6)                                                 -            -
Approximately 6,130 acres of patented mineral rights
Located in northern  Stevens  County,  Washington              -            -
Approximately 110 acres of mineral rights and mining
property ("Scandia  property") located in northern
Stevens  County, Washington, net of $70,000 impairment
loss recognized in  1997                                       -         30,000
                                                        -----------   -----------
         Totals                                         $    3,911    $  34,043
                                                        ===========   ===========

                                          9
Document Page: 18 of 21

CIMARRON-GRANDVIEW  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS


NOTE  4  -  COMMON  STOCK:

The Company's Articles of Incorporation were amended March 31, 1982, to reclassify shares and reduce capital to $350,000, comprising 50,000,000 shares of no par value common stock. Each share of the capital stock of the par value of $.10 per share previously outstanding was changed to one share of no par value common stock. The Articles were amended July 11, 1990, to change the Company's name from Grandview Mines, Inc., to Cimarron Gas & Oil, Inc., and were amended on July 25, 1990, to change the Company's name from Cimarron Gas & Oil, Inc., to Cimarron-Grandview Group, Inc.

In February 1998, two directors of the Company purchased a total of 400,000 common shares at $.005 per share. The shares were purchased in exchange for an 8 percent nonrecourse promissory note, which has been reported as a reduction of stockholders' equity at December 31, 1998.

The accompanying financial statements reflect reclassifications of the cost of previously acquired treasury stock in accordance with Washington state law. Such cost has been reclassified to reduce the balances of outstanding common stock and retained earnings. In addition, previously reported paid-in capital has been combined with the balance no-par value common stock. These reclassifications had no effect on total stockholders' equity or net loss.

NOTE  5  -  FEDERAL  INCOME  TAX:

At December 31, 1998 and 1997, the Company had deferred tax assets of $37,000 and $33,000, respectively, which were fully reserved by valuation allowances. For 1998, 1997, and 1996, the Company has recognized no net tax benefits for its operating losses in the statements of income, as valuation allowances offset such benefits. Changes in the deferred tax asset valuation allowance for 1998, 1997, and 1996, relate only to corresponding changes in the deferred tax assets for those years.

At December 31, 1998, the Company had a net operating loss carryforward of $247,293 which is available to offset future taxable income. The carryforward expires in various amounts from 1999 through 2018.

NOTE  6  -  SUBSEQUENT  EVENTS:

On January 11, 1999, the Company sold approximately 34 acres of surface and mineral rights located in northern Stevens County for $25,000 cash.

On February 24, 1999, 400,000 shares of Cimarron common stock was issued and exercised by Company directors. The exercised price is $.005 per share, payable by a one-year nonrecourse promissory note bearing interest at 8 percent per annum. Also, the Company issued restricted stock grants (50,000 each) to three directors for services.

On March 4, 1999, the Company sold 8,431,538 shares of its common stock for $100,000.




                                          10
Document Page: 19 of 21

3.  Exhibits  required  by  Item  601


(1)     Underwriting  Agreement.                                    (1)
(2)     Plan  of  Acquisition,  reorganization,  arrangement,
        liquidation  or  succession.                                (1)
(3)(i)  Articles  of  Incorporation                                 (2)
(3)(ii) Bylaws.                                                     (2)
(4)     Instruments  defining  the  rights  of  security  holders,
        including  indentures.                                      (1)
(9)     Voting  trust  agreements.                                  (1)
(10)    Material  contracts.                                        (1)
(11)    Statement  re:  computation  of  per  share  earnings.      (1)
(12)    Statements  re:  computation  of  ratios.                   (1)
(13)    Annual  report  to  security  holders,  Form  10Q
        or  quarterly  report  to  security  holders.               (1)
(16)    Letter  re:  change  in  certifying  accountant.            (2)
(18)    Letter  re:  change  in  accounting  principles.            (1)
(19)    Subsidiaries  of  the  Registrant.                          (1)
(22)    Publisher  report  regarding  matters  submitted
        to  vote  of  security  holders.                            (1)
(23)    Consents  of  Experts  and  counsel.                               EX 23
(24)    Power  of  Attorney.                                        (1)
(27)    Financial Data Schedule                                            EX 27
(99)    Additional  Exhibits.                                       (1)

               (1)  These  items  have either been omitted or are not applicable
               (2)  Incorporated  by  reference  to  previous  filing

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

(c)     Exhibit  (23),  Consent  of  Accountants,  is  filed  herewith

(d)     Financial  Statements  are  filed  herewith




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not  Applicable

















Document Page: 20 of 21

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMARRON-GRANDVIEW  GROUP,  INC     .
(Registrant)

By:  /s/ Gregory B. Lipsker                         Date:  4/14/99
GREGORY  B.  LIPSKER,  President
 (Principal  Executive  Officer)


By:  /s/ Eunice R. Campbell                         Date:  4/14/99
EUNICE  R.  CAMPBELL,  Secretary/Treasurer
 (Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Gregory B. Lipsker                              Date:  4/14/99
GREGORY  B.  LIPSKER,
Director


/s/ William R. Green                                Date:  4/14/99
WILLIAM  R.  GREEN,
Director

/s/ Eunice Campbell                                 Date:  4/14/99
EUNICE  CAMPBELL,
Director