Form 10QSB
period 1999-03-31
CIMARRON GRANDVIEW GROUP INC
filed 1999-05-17
CIK 43052

(THIS SPACE LEFT BLANK INTENTIONALLY)

******************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. . 16,863,076

Transitional Small Business Disclosure Format (check one): Yes  ( )  No  (X)













******************************************************************************

DOCUMENT PAGE 1 of 6

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

CIMARRON-GRANDVIEW  GROUP,  INC.
BALANCE  SHEET     MARCH  31,  1998  (UNAUDITED)


ASSETS
CURRENT  ASSETS:
Cash and cash equivalents:
    Cash  in  bank                                          $     21,778
    Certificate  of  deposit                                     125,453
    Temporary  cash  investments                                   3,844
                                                            -------------
Total  current  assets                                           151,078

SECURITIES                                                        10,795

MINING  PROPERTIES                                                 3,911
                                                            -------------

                                                            $    165,782
                                                            =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

Accounts  payable                                           $        767

STOCKHOLDERS'  EQUITY:

     Common  stock--50,000,000  shares,
     no  par  value,  authorized;
     16,862,792  shares  issued  and  outstanding           $    693,949
     Note  receivable,  stock  purchase                           (6,000)
     Accumulated  other  comprehensive  income:
     Unrealized  loss,  marketable  securities                   (26,716)
     Retained  earnings  (deficit)                              (496,218)
                                                            -------------
Total  stockholders'  equity                                     165,015
                                                            -------------

                                                            $    165,782
                                                            =============








DOCUMENT PAGE 2 of 6

                       CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999

CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  INCOME  (UNAUDITED)

                                   Three Months Ended          Year to date ended
                              --------------------------   --------------------------
                                March 31,     March 31,       March 31,    March 31,
                                  1999         1998            1999          1998
                              ------------  ------------   ------------  ------------
INCOME:

Dividend and interest income  $       597   $       178    $       597   $       178
                              ------------  ------------   ------------  ------------

EXPENSES:

Directors'  fees                      150           -              150           -
Professional  fees                    245         7,309            245         7,309
Office  expense                       450           410            450           410
Taxes,  licenses,  and  fees          501           870            501           870
                              ------------  ------------   ------------  ------------

                                    1,346         8,589          1,346         8,589
                              ------------  ------------   ------------  ------------


LOSS BEFORE OTHER INCOME
     (EXPENSE)                       (749)       (8,411)          (749)       (8,411)

OTHER  INCOME  (EXPENSE):

Gain  on  sale  of  investment      24,487           68         24,487            68
                              ------------  ------------   ------------  ------------

NET  GAIN  (LOSS)             $     23,738  $    (8,343)   $    23,738   $    (8,343)
                              ============  ============   ============  ============
BASIC  INCOME  PER SHARE      $     NIL     $     NIL      $     NIL     $     NIL
                              ============  ============   ============  ============

















DOCUMENT PAGE 3 of 6

                       CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999

CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                     Three  Months  Ended
                                                          March  31,
                                              ---------------------------------
                                                     1999            1998
                                              ----------------   --------------

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:

Net  income  (loss)                           $         23,738    $     (8,343)

Adjustments to reconcile net income
(loss) to net cash used in operations:
    Gain (loss) on sale of securities                      -               (69)
    Gain (loss) on sale of mining properties           (24,487)            -
    Increase  (decrease) in:
      Accounts  payable                                 (1,500)            -
                                              ----------------   --------------

    Net cash used in operating activities              (25,987)            (69)
                                              ----------------   --------------



CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Proceeds  from  sale  of  securities                    24,487          13,719
                                              ----------------   --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Proceeds from issue of stock for services                  150             -
Proceeds from sale of common stock                     100,000             -
                                              ----------------   --------------

    Net cash provided by financing activities          100,150             -
                                              ----------------   --------------

NET  INCREASE  IN  CASH                                122,388           5,307

CASH,  BEGINNING  OF  PERIOD                            28,688           8,297
                                              ----------------   --------------

CASH,  END  OF  PERIOD                        $        151,076   $      13,604
                                              ================   ==============




DOCUMENT PAGE 4 of 6

                       CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999




CIMARRON-GRANDVIEW  GROUP,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION:

      The financial statements included herein have been prepared by Cimarron-Grandview Group, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and its results of operations for the three month period ended March 31, 1999 and 1998, and its cash flows for the three month period ended March 31, 1999 and 1998. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.


NOTE  2  -  RECENT  DEVELOPMENTS:

In January 1999, the Company sold approximately 34 acres of surface and mineral rights located in northern Stevens County for $25,000 cash.

In February 1999, 400,000 shares of Company stock was issued and exercised by Company directors. The exercised price is $.005 per share, payable by a one-year nonrecourse promissory note bearing interest at 8 percent per annum. Also, the Company issued restricted stock grants (50,000) each to three directors for services.

In March 1999, the Company sold 8,431,538 shares of its common stock for $100,000.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

The Registrant has no revenues from operations. It's only income has been derived from interest.

The Registrant's plan of operation for the next twelve months will consist of attempting to acquire an interest in a business opportunity. Due to the Registrant's limited assets and its inability to raise additional financing due to the lack of a market for its Common Stock, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity. The Registrant is not currently evaluating any specific acquisition opportunities.

The Company does not currently have any employees and anticipates utilizing the services of consultants to accomplish its plan of operation. The Company currently has sufficient resources to meet its financial obligations for the next twelve months.


DOCUMENT PAGE 5 of 6

                       CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999

                            PART II OTHER INFORMATION

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During the Quarter ended March 31, 1999 the Registrant filed the following Form 8-Ks:

Date  of  Report          Item  Reported
---------------------     --------------
February  16,  1999       Item 4. Change in Registrants Certifying Accountant
February  16,  1999       Item 4. Change in Registrants Certifying Accountant
                                  (accountant's  confirming  letter)
March   8,  1999          Item  4.  Change  in  Registrants  Certifying
Accountant
March   9,  1999          Item  1.  Changes  in  Control
March  29, 1999           Item 5. Other Events (re change of transfer agent)


***************************************************************************
                                SIGNATURES
***************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMARRON-GRANDVIEW GROUP, INC.


By: /s/ Gregory B. Lipsker                   Date:      May 12, 1999
_______________________________________      _______________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)


By: /s/ Eunice R. Campbell                   Date:      May 12, 1999
_______________________________________       _______________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)