Form 10QSB
period 1999-06-30
CIMARRON GRANDVIEW GROUP INC
filed 1999-08-16
CIK 43052

(THIS SPACE LEFT BLANK INTENTIONALLY)

********************************************************************************

                        SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                    FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended  June  30,  1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 16,862,792

Transitional  Small  Business  Disclosure  Format (check one): Yes  ( )  No  (X)













********************************************************************************

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

CIMARRON-GRANDVIEW GROUP, INC.
BALANCE SHEET
JUNE 30, 1998 (UNAUDITED)


ASSETS
CURRENT  ASSETS:
Cash and cash equivalents:
    Cash  in  bank                                          $     14,562
    Certificate  of  deposit                                     125,898
    Temporary  cash  investments                                   3,998
                                                            -------------
Total  current  assets                                           144,458

SECURITIES                                                        10,730

MINING  PROPERTIES                                                 3,911
                                                            -------------

                                                            $    159,099
                                                            =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

Accounts  payable                                           $        767

STOCKHOLDERS'  EQUITY:

     Common  stock--50,000,000  shares,
     no  par  value,  authorized;
     16,862,792  shares  issued  and  outstanding           $    693,949
     Note  receivable,  stock  purchase                           (6,000)
     Accumulated  other  comprehensive  income:
     Unrealized  loss,  marketable  securities                   (26,781)
     Retained  earnings  (deficit)                              (502,836)
                                                            -------------
Total  stockholders'  equity                                     158,332
                                                            -------------

                                                            $    159,099
                                                            =============


                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999


CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  INCOME  (UNAUDITED)

                                    Six Months Ended           Year to date ended
                                         June 30,                   June 30,
                              --------------------------   --------------------------
                                  1999         1998            1999          1998
                              ------------  ------------   ------------  ------------
INCOME:

Dividend and interest income  $       599   $       167    $     1,196   $       345
                              ------------  ------------   ------------  ------------

EXPENSES:

Directors'  fees                      -             -              150           -
Professional  fees                  6,042         1,724          6,287         9,033
Office  expense                       423           472            873           882
Taxes,  licenses,  and  fees          752           -            1,253           870
                              ------------  ------------   ------------  ------------

                                    7,217         2,196          8,563        10,785
                              ------------  ------------   ------------  ------------


LOSS BEFORE OTHER INCOME           (6,618)       (2,029)        (7,367)      (10,440)

OTHER  INCOME:

Gain  on  sale  of  investment        -             -            24,487            68
                              ------------  ------------   ------------  ------------

NET  GAIN  (LOSS)             $    (6,618)  $    (2,029)   $    17,120   $   (10,372)
                              ============  ============   ============  ============
BASIC  INCOME  PER SHARE      $     NIL     $     NIL      $     NIL     $     NIL
                              ============  ============   ============  ============

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999


CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                       Six Months Ended
                                                           June 30,
                                              ---------------------------------
                                                     1999            1998
                                              ----------------   --------------

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:

Net  income  (loss)                           $         17,120    $    (10,372)

Adjustments to reconcile net income
(loss) to net cash used in operations:
    Gain (loss) on sale of securities                      -               (68)
    Gain (loss) on sale of mining properties           (24,487)            -
    Increase  (decrease) in:
      Accounts  payable                                 (1,500)            -
                                              ----------------   --------------

    Net cash used in operating activities               (8,867)        (10,440)
                                              ----------------   --------------



CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Proceeds  from  sale  of  securities                    24,487          13,718
                                              ----------------   --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Proceeds from issue of stock for services                  150             -
Proceeds from sale of common stock                     100,000             -
                                              ----------------   --------------

    Net cash provided by financing activities          100,150             -
                                              ----------------   --------------

NET  INCREASE  IN  CASH                                115,770           3,278

CASH,  BEGINNING  OF  PERIOD                            28,688           8,297
                                              ----------------   --------------

CASH,  END  OF  PERIOD                        $        144,458   $      11,575
                                              ================   ==============


                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

CIMARRON-GRANDVIEW  GROUP,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION:

The financial statements included herein have been prepared by Cimarron-Grandview Group, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and its results of operations for the six-month period ended June 30, 1999 and 1998, and its cash flows for the six-month period ended June 30, 1999 and 1998. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

NOTE  2  -  RECENT  DEVELOPMENTS:

In January 1999, the Company sold approximately 34 acres of surface and mineral rights located in northern Stevens County for $25,000 cash.

In February 1999, 400,000 shares of Company stock were issued and exercised by Company directors. The exercised price is $.005 per share, payable by a one-year nonrecourse promissory note bearing interest at 8 percent per annum. Also, the Company issued restricted stock grants (50,000) each to three directors for services.

In March 1999, the Company sold 8,431,538 shares of its common stock for $100,000.

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

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

                            PART II OTHER INFORMATION

ITEM  5.  OTHER  INFORMATION

Year  2000  Issues

Throughout the information technology industry, the use of two-digit fields was common practice in the design of hardware, systems software, proprietary applications and system interfaces. The Year 2000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has assessed Year 2000 risks. This assessment includes the identification of necessary changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its financial and operational systems.

The Company has reviewed its financial, information and operational systems in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has modified or replaced certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations.

Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. These costs and the timing in which the Company plans to complete its Year 2000 modifications are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

The Company also faces risk to the extent that its borrowers, vendors, service providers and others with whom the Company transacts business may not comply with Year 2000 requirements. The Company has not, to date, made any assessment of the Year 2000 risks associated with these third party associations to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties are not Year 2000 compliant, the Company's results of operations could be materially adversely affected.


*******************************************************************************
                                  SIGNATURES
*******************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMARRON-GRANDVIEW GROUP, INC.


By: /s/ Gregory B. Lipsker                   Date:      August 11, 1999
_______________________________________      _______________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)


By: /s/ Eunice R. Campbell                   Date:      August 11, 1999
_______________________________________       _______________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)