Form 10QSB
period 1999-09-30
CIMARRON GRANDVIEW GROUP INC
filed 1999-11-15
CIK 43052

(THIS SPACE LEFT BLANK INTENTIONALLY)

********************************************************************************

                        SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                    FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended September 30,  1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 16,863,076

Transitional  Small  Business  Disclosure  Format (check one): Yes  ( )  No  (X)













********************************************************************************

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

CIMARRON-GRANDVIEW GROUP, INC.
BALANCE SHEET
SEPTEMBER 30, 1998 (UNAUDITED)


ASSETS
CURRENT  ASSETS:
Cash and cash equivalents:
    Cash  in  bank                                          $     13,999
    Certificate  of  deposit                                     127,695
    Temporary  cash  investments                                   4,108
                                                            -------------
Total  current  assets                                           145,802

SECURITIES                                                        10,755

MINING  PROPERTIES                                                 3,911
                                                            -------------

                                                            $    160,468
                                                            =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

Accounts  payable                                           $        767

STOCKHOLDERS'  EQUITY:

     Common  stock--50,000,000  shares,
     no  par  value,  authorized;
     16,862,792  shares  issued  and  outstanding           $    693,949
     Note  receivable,  stock  purchase                           (6,000)
     Accumulated  other  comprehensive  income:
     Unrealized  loss,  marketable  securities                   (26,756)
     Retained  earnings  (deficit)                              (501,492)
                                                            -------------
Total  stockholders'  equity                                     159,701
                                                            -------------

                                                            $    160,468
                                                            =============


                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999


CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  INCOME  (UNAUDITED)

                                   Nine Months Ended           Year to date ended
                                      September 30,                September 30,
                              --------------------------   --------------------------
                                  1999         1998            1999          1998
                              ------------  ------------   ------------  ------------
INCOME:

Dividend and interest income  $     1,957   $       180    $     3,153   $       525
                              ------------  ------------   ------------  ------------

EXPENSES:

Directors'  fees                      -             -              150           -
Professional  fees                    151            20          6,438         9,053
Office  expense                       412           334          1,285         1,216
Taxes,  licenses,  and  fees           50            55          1,303           925
                              ------------  ------------   ------------  ------------

                                      613           409          9,176        11,194
                              ------------  ------------   ------------  ------------


INCOME (LOSS) BEFORE OTHER
   INCOME                            1,344         (229)        (6,023)      (10,669)

OTHER  INCOME:

Gain  on  sale  of  investment        -             -            24,487            68
                              ------------  ------------   ------------  ------------

NET INCOME (LOSS)             $     1,344   $      (229)   $    18,464   $   (10,601)
                              ============  ============   ============  ============
BASIC  INCOME  PER SHARE      $     NIL     $     NIL      $     NIL     $     NIL
                              ============  ============   ============  ============

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999


CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                      Nine Months Ended
                                                         September 30,
                                              ---------------------------------
                                                     1999            1998
                                              ----------------   --------------

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:

Net  income  (loss)                           $         18,464    $    (10,601)

Adjustments to reconcile net income
(loss) to net cash used in operations:
    Gain  on sale of securities                            -               (68)
    Gain  on sale of mining properties                 (24,487)            -
    Decrease in:
      Accounts  payable                                 (1,500)            -
                                              ----------------   --------------

    Net cash used in operating activities               (7,523)        (10,669)
                                              ----------------   --------------



CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Proceeds  from  sale  of  securities                    24,487          13,718
                                              ----------------   --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Proceeds from issue of stock for services                  150             -
Proceeds from sale of common stock                     100,000             -
                                              ----------------   --------------

    Net cash provided by financing activities          100,150             -
                                              ----------------   --------------

NET  INCREASE  IN  CASH                                117,114           3,049

CASH,  BEGINNING  OF  PERIOD                            28,688           8,297
                                              ----------------   --------------

CASH,  END  OF  PERIOD                        $        145,802   $      11,346
                                              ================   ==============


                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

CIMARRON-GRANDVIEW  GROUP,  INC.
NOTES  TO  FINANCIAL  STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION:


The financial statements included herein have been prepared by Cimarron-Grandview Group, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and its results of operations for the three month period ended September 30, 1999 and 1998, and its cash flows for the three month period ended September 30, 1999 and 1998. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.


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

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999


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

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cimarron-Grandview  Group,  Inc.


By:  /s/ Gregory B. Lipsker                           Date:  November  10,  1999
       Gregory  B.  Lipsker,  President


By:  /s/ Eunice R. Campbell                           Date:  November  10,  1999
     Eunice  R.  Campbell,  Secretary