Form 10KSB
period 1999-12-31
CIMARRON GRANDVIEW GROUP INC
filed 2000-03-30
CIK 43052

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

                                  Form 10-KSB
(Mark One)
[ X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1999, or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required] for the transition period
         from              to

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

State issuer's revenues for its most recent fiscal year.   $5,509.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release
No. 33-7419 (85,938), effective June 13, 1997, 62 F.R.  6387.]       $0.00

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

  Yes       No          Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes
 of common equity, as of the latest practicable date.   16,862,792

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

Transitional Small Business Disclosure Format (check one):  Yes    No  X

Total Pages:  20


***************************************************************************

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

The Registrant owns 6,130 acres of patented mineral rights and 38 acres of surface and mineral rights in Stevens County, Washington. There are no known mineral reserves on the Registrant's properties and no mineral exploration is being conducted on the properties.

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

(D)     UNREGISTERED  SALES

During fiscal year ended December 31, 1999 each of the three Directors of the Registrant received a restricted stock grant of 50,000 shares. In February, 1999 the Company issued 400,000 shares to a director. The shares were issued at a price of $.005 per share. Payment was made by a nonrecourse promissory note secured by the shares of stock issued. In March, 1999 the Company sold 8,431,538 shares of restricted stock to an unaffiliated individual for an aggregate sales price of $100,000. No fees or commissions were paid in connection with the sale of these shares. All of the foregoing shares of restricted stock were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

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

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 1998 and 1999 audited by LeMaster & Daniels PLLC, are included elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the registrant's two most recent fiscal years and the subsequent interim period, no independent accountant who was previously engaged as the principal accountant to audit the registrant's financial statements, or independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.

The Registrant has engaged LeMaster & Daniels PLLC as Independent Auditor for the year ended December 31, 2000

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION          LENGTH  OF  SERVICE
-------------------------      --------          -------------------
William  R.  Green   (61)      Director          Since  1993
Gregory  B. Lipsker  (49)      Director          Since  1993
Eunice  R. Campbell  (54)      Director          1992  and  1994

The directors are elected for a one-year term and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director .

(B)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers :

NAME  (AGE)                 POSITION                          LENGTH  OF  SERVICE
------------------------    -------------------------------   -------------------
Gregory B. Lipsker  (49)     President                         Since  1998 (1)
William  R.  Green  (61)     Vice President/Asst. Secretary    Since  1993
Eunice  R. Campbell (54)     Secretary/Treasurer               Since  1992

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

(F)     PROMOTERS  AND  CONTROL  PERSONS

Not  Applicable

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, all executive officers, directors and beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act of the Company timely filed the reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended except that one form 5 reporting of a single transaction was filed late for Mr. Albert Zlotnick.

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

Summary  Compensation  Table
----------------------------

                                                         Long-Term Compensation
          Annual  Compensation                     Awards                 Payouts
----------------------------------------------  ----------------------  -----------------
(a)                (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                    Other   Restricted  Securities
and                                     Annual  Stock       Underlying  LTIP    All Other
Principal          Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts Comp.
Position                  ($)     ($)    ($)     ($)        SARs(#)      ($)     ($)
------------------ ----  ------  -----  ------  ----------  ----------  ------- --------
T. Glover
  Patterson
  President        1997     $0     $0     $0         $0         -0-        $0       $0
Gregory B.
  Lipsker
  President(98-99) 1998     $0     $0     $0         $0         -0-        $0       $0
                   1999     $0     $0     $0         $0         -0-        $0       $0

COMPENSATION  FOR  LAST  FISCAL  YEAR

             Cash Compensation                              Security Grants
-------------------------------------------  ------------------------------------------

                                                                          Number of
                    Annual     Meeting       Consulting    Number of      Securities
                    Retainer   Fees ($)      Fees/Other    Shares (#)     Underlying

Name                Fees ($)                 Fees ($)                     Options/SARs(#)
(a)                 (b)        (c)           (d)           (e)            (f)
------------------  ---------  ------------  ------------  -------------  ---------------
Gregory  Lipsker      $500         -0-             -0-          50,000         0
William  R.  Green    $500         -0-             -0-          50,000         0
Eunice  Campbell      $500         -0-             -0-         450,000         0

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets out as of the date hereof, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 16,862,792.


                                   Amount  and  Nature  of

                                   Beneficial  Ownership
Name  of  Person                   (all  direct  unless
or  Group  (1)                     otherwise  noted)               % of Class
----------------------------------  ------------------------        ----------
Principal  Shareholders:
------------------------
Albert  Zlotnick                          8,431,538                   50.00  %
301  City  Ave.
Bala  Cynwyd,PA  19004

Directors and Executive Officers:
---------------------------------

Eunice  R.  Campbell                        821,000                    4.87  %
301  S.  Chestnut,  Ste.  #6
Spokane,  WA  99204

William  Green                              636,000                    3.77  %
905  W.  Riverside,  Ste.  311
Spokane,  WA  99201

Greg  Lipsker                               887,000                    5.20  %
714 Washington Mutual
  Financial Center
601  W.  Main  Avenue
Spokane,  WA  99201

All  executive  officers  and             2,344,000                    13.90%
directors  as  a  group  (3  persons)

(1) The positions of those persons who are directors or executive officers of the Registrant are set out in Item 9.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

None

(B)     CERTAIN  BUSINESS  RELATIONSHIPS

None

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a).     Exhibits  required  by  Item  601  (1)

(3)(i)        Articles  of  Incorporation                          (2)
(3)(ii)       Bylaws.                                              (2)
(13)          Annual  report  to  security  holders,  Form  10Q
              or  quarterly  report  to  security  holders.        (2)


          (1)  Omitted  Exhibits  not  applicable
          (2)  Incorporated  by  reference  to  previous  filing

Financial  Statements

             Independent  Auditors'  Reports

             Balance  Sheets  at  December  31,  1999  and  1998

             Statements  of  Income  (Loss))
             for  the  years  ended  December  31,  1999,  and  1998

             Statements  of  Stockholders'  Equity
             for  the  years  ended  December  31,  1997  -  1999

             Statements  of  Cash  Flows
             for  the  years  ending  December  31,  1999,  and  1998

             Notes  to  Financial  Statements

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

FINANCIAL  STATEMENTS  AND
INDEPENDENT  AUDITORS'  REPORT

DECEMBER  31,  1999  AND  1998
CIMARRON-GRANDVIEW  GROUP,  INC.


CONTENTS



                                                               Page

INDEPENDENT  AUDITORS'  REPORT                                    2


FINANCIAL  STATEMENTS:

     Balance  sheets                                              3

     Statements  of  income                                       4

     Statements  of  stockholders'  equity                        5

     Statements  of  cash  flows                                  6

     Notes  to  financial  statements                           7-9

     INDEPENDENT  AUDITORS'  REPORT





Board  of  Directors
Cimarron-Grandview  Group,  Inc.
Spokane,  Washington


We have audited the accompanying balance sheets of Cimarron-Grandview Group, Inc. (a Washington corporation) as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimarron-Grandview Group, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lemasters & Daniels PLLC

Spokane,  Washington
March  8,  2000





















Accountants' page 2

CIMARRON-GRANDVIEW  GROUP,  INC.

BALANCE  SHEETS

                                                        December 31,
                                              --------------------------------
                                                   1999              1998
                                              --------------    --------------
ASSETS

CURRENT  ASSETS:
Cash                                           $    139,817     $      24,988
Temporary cash investments                            4,281             3,700
                                              --------------    --------------
Total cash and cash equivalents                     144,098            28,688

SECURITIES AVAILABLE-FOR-SALE                       10,639             10,964

MINING PROPERTIES                                    4,122               3,911
                                              --------------    --------------

                                              $    158,859      $      43,563
                                              ==============    ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
Accounts payable                              $        -        $       2,267
                                              --------------    --------------
Total current liabilities                              -                2,267
                                              --------------    --------------

STOCKHOLDERS'  EQUITY:
Common  stock--50,000,000  shares,
  no  par  value,  authorized;
  16,862,792  and  7,881,254 shares
  issued and outstanding, respectively             693,949            591,799
Note receivable, stock purchase                     (6,320)            (4,000)
Accumulated  other  comprehensive  income:
  Unrealized loss,
    securities available-for-sale                  (26,872)           (26,547)
Retained earnings (deficit)                       (501,898)          (519,956)
                                              --------------    --------------
Total stockholders' equity                         158,859             41,296
                                              --------------    --------------
                                              $    158,859      $      43,563
                                               =============    ==============








See  accompanying  notes  to  financial  statements.

Accountants' page 3

CIMARRON-GRANDVIEW  GROUP,  INC.

STATEMENTS  OF  INCOME
----------------------

                                         Years Ended December 31,
                                       ---------------------------
                                           1999           1998
                                       ------------   ------------

INCOME:
Dividend and interest income           $     5,509    $       764
                                       ------------   ------------
EXPENSES:
Directors' fees                                150          1,500
Professional fees                            8,711         19,707
Office expense                               1,655          2,016
Taxes, licenses, and fees                    1,579            930
                                       ------------   ------------
                                            12,095         24,153
                                       ------------   ------------

LOSS BEFORE OTHER INCOME (EXPENSE)          (6,586)       (23,389)
                                       ------------   ------------

OTHER  INCOME  (EXPENSE):
Income (loss) from partnership interests       157           (182)
Gain (loss) on sale of mineral rights       24,487         (1,320)
                                       ------------   ------------
                                            24,644         (1,502)
                                       ------------   ------------

NET INCOME (LOSS)                      $    18,058    $   (24,891)
                                       ============   ============

BASIC  EARNINGS  (LOSS) PER SHARE              NIL            NIL
                                       ============   ============



















See  accompanying  notes  to  financial  statements.

Accountants' page 4

CIMARRON-GRANDVIEW  GROUP,  INC.

STATEMENTS OF STOCKHOLDERS' EQUITY  YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------

                                         Note        Accumulated
                 Number  of              Receivable  Other          Retained

                 Shares       Common     Stock       Comprehensive  Earnings
                 Outstanding  Stock      Purchase    Income         (Deficit)   Total
                 -----------  ---------  ----------  -------------  ---------  ---------

BALANCES,
DECEMBER 31, 1997  7,081,254  $ 587,799  $      -    $    (26,387)  $(495,065) $ 66,347

ADD (DEDUCT):
COMPREHENSIVE
  INCOME:
Net loss                 -           -          -             -       (24,891)  (24,891)
Unrealized loss in
  marketable
  securities             -           -          -            (160)        -        (160)
                                                                              ----------
COMPREHENSIVE
  INCOME (LOSS)                                                                 (25,051)
                                                                              -----------
Shares issued in
exchange of note     800,000     4,000       (4,000)          -          -          -
                 -----------  ---------  ----------  -------------  ---------  ---------
BALANCES,
DECEMBER 31, 1998  7,881,254    591,799      (4,000)      (26,547)  (519,956)    41,296

ADD (DEDUCT):
COMPREHENSIVE
  INCOME:
Net income               -           -           -             -       18,058    18,058
Unrealized loss in
  Marketable
  securities             -           -          -             (325)       -        (325)
                                                                              -----------
COMPREHENSIVE
  INCOME                                                                         17,733
                                                                              -----------
Shares issued to
  directors for
  services           150,000       150         -              -          -         150
Shares sold        8,431,538   100,000         -              -          -     100,000
Interest on notes
  receivable,
  stock purchase         -         -          (320)           -          -        (320)
Shares issued in
  exchange for note  400,000     2,000      (2,000)           -          -         -
                 -----------  ---------  ----------  -------------  ---------  ---------
BALANCES,
DECEMBER 31, 1999 16,862,792  $ 693,949  $  (6,320)  $    (26,872)  $(501,898) $158,859
                  ==========  =========  ==========  =============  =========  =========

See  accompanying  notes  to  financial  statements.

Accountants' page 5

CIMARRON-GRANDVIEW  GROUP,  INC.

STATEMENTS  OF  CASH  FLOWS
---------------------------

                                                             December 31,
                                                   --------------------------------
                                                        1999              1998
                                                   --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income (loss)                              $     18,058     $     (24,891)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
       (Income) loss from partnership interest              (211)              132
       Stock issued for services                             150               -
       Gain on sale of securities                             -                (69)
       (Gain) loss on sale of mineral rights             (24,487)            1,389
       Increase in interest receivable                      (320)              -
       Increase (decrease) in accounts payable            (2,267)            1,500
                                                   --------------    --------------
Net cash used in operating activities                     (9,077)          (21,939)
                                                   --------------    --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Proceeds from sale of securities                        -              13,719
     Proceeds from sale of mining rights                  24,487            28,611
                                                   --------------    --------------
Net cash provided by investing activities
                                                          24,487            42,330
                                                   --------------    --------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Proceeds from issuance of common stock              100,000               -
                                                   --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                115,410            20,391

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              28,688             8,297
                                                   --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR             $     144,098     $      28,688
                                                   ==============    ==============













See  accompanying  notes  to  financial  statements.

Accountants' page 6

CIMARRON-GRANDVIEW  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS


NOTE  1  --  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

The Company was incorporated in the state of Washington in 1927. Although it has previously been engaged in mineral exploration and continues to hold interests in mineral exploration properties, the Company currently has no active business operations. The Company is currently seeking to acquire an interest in a business opportunity.

Summary  of  Significant  Accounting  Policies:

a. Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less.

b. The Company's marketable securities are stated at estimated fair value at the balance-sheet dates and unrealized losses are reported in stockholders' equity as accumulated other comprehensive income. All such securities are considered to be available-for-sale. Gains and losses are determined using the specific identification method.

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

e. Deferred income tax assets are recognized for the estimated future tax benefits of tax-basis operating losses being carried forward. A valuation allowance for deferred tax assets is also recognized when appropriate.

f. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss) and changes in unrealized losses on securities available-for-sale. The adoption of SFAS No. 130 had no impact on total stockholders' equity.

g. Basic loss per share is computed using the weighted average number of shares outstanding during the years (12,372,000 in 1999, 7,481,000 in 1998). Diluted loss per share was the same as basic loss per share for the years presented.

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


Accountants' page 7

CIMARRON-GRANDVIEW  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  2  --  SECURITIES:

Following is a summary of marketable securities as of December 31, 1999 and 1998:

                                                            1999          1998
                                                       -----------    -----------
Aggregate  fair  value  of  marketable  securities     $   10,639     $   10,964
Gross  unrealized  holding  losses                         26,872         26,547
Amortized  cost  basis                                     37,511         37,511

Changes in marketable securities for the years ended December 31, 1999 and 1998, are as follows:

                                                            1999          1998
                                                       -----------    -----------
Cost  as  of  January  1                               $   37,511     $   51,161
Sale  of  securities                                          -          (13,650)
Unrealized  loss  as  of  December  31                    (26,872)       (26,547)
                                                       -----------    -----------
Fair  value  as  of  December  31                     $    10,639     $   10,964

NOTE  3  --  MINING  PROPERTIES:

Investments in mining properties, net of impairment losses recognized, consisted of the following:

                                                               December 31,
                                                       --------------------------
                                                            1999          1998
                                                       -----------    -----------
Partnership interest in two units of Pondera
Partners, Ltd., a drilling project located in Teton
County,  Montana  (at cost less equity in partnership
losses)                                               $     4,122     $    3,911

On January 11, 1999, the Company sold approximately 34 acres of surface and mineral rights located in northern Stevens County for $25,000 cash, less expenses of $513. Such rights had previously been considered fully impaired, so the net proceeds resulted in a $24,487 gain in 1999.

CIMARRON-GRANDVIEW  GROUP,  INC.

NOTES  TO  FINANCIAL  STATEMENTS


NOTE  4  --  COMMON  STOCK:

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

In February 1998, two directors of the Company purchased a total of 400,000 common shares at $.005 per share. The shares were purchased in exchange for an 8 percent nonrecourse promissory note which has been reported as a reduction of stockholders' equity at December 31, 1999 and 1998.

On February 24, 1999, the Company issued a restricted stock grant of 400,000 shares to a Company director. The exercise price is $.005 per share, payable by a one-year non recourse promissory note bearing interest at 8 percent per annum. Also, the Company issued restricted stock grants (50,000 each) to three directors for services at an agreed-upon value of $50 each.

On March 4, 1999, the Company sold 8,431,538 shares of its common stock for $100,000.

NOTE  5  --  FEDERAL  INCOME  TAX:

At December 31, 1999 and 1998, the Company had deferred tax assets of $36,000 and $37,000, respectively, which were fully reserved by valuation allowances. For 1999, 1998, and 1997, the Company has recognized no net tax benefits for its operating losses in the statements of income, as valuation allowances offset such benefits. Changes in the deferred tax asset valuation allowance for 1999, 1998, and 1997 relate only to corresponding changes in the deferred tax assets for those years.

At December 31, 1999, the Company had a net operating loss carryforward of $242,436 which is available to offset future taxable income. The carryforward expires in various amounts from 2000 through 2018.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMARRON-GRANDVIEW  GROUP,  INC     .


By: /s/ Gregory B. Lipsker                  Date:  3/28/2000
----------------------------------------         --------------------
   GREGORY  B.  LIPSKER,  President
(Principal  Executive  Officer)


By: /s/ Eunice R. Campbell
----------------------------------------    Date:  3/28/2000
EUNICE  R.  CAMPBELL,  Secretary/Treasurer       -------------------
(Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gregory B. Lipsker                              Date:  3/28/2000
GREGORY  B.  LIPSKER,

Director

/s/ William R. Green                                Date:  3/28/2000
WILLIAM  R.  GREEN,
Director

/s/ Eunice Campbell                                 Date:  3/28/2000
EUNICE  CAMPBELL,
Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not  Applicable