Form 10QSB
period 2000-03-31
CIMARRON GRANDVIEW GROUP INC
filed 2000-05-15
CIK 43052

(THIS SPACE LEFT BLANK INTENTIONALLY)

********************************************************************************

                        SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                    FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended  March  31,  2000

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

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

CIMARRON-GRANDVIEW  GROUP,  INC.
BALANCE SHEET (UNAUDITED)
MARCH 31, 2000

ASSETS
CURRENT  ASSETS:

     Cash  and  cash  equivalents:
         Cash in bank                                                $   139,490
         Temporary cash investments                                        4,432
                                                                     -----------
                            Total current assets                         143,922

INVESTMENTS                                                               10,542

PARTNERSHIP PROPERTIES                                                     4,122
                                                                     -----------

                                                                     $   158,586
                                                                     ===========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

     Accounts payable                                                $       -
                                                                     -----------
                             Total current liabilities                       -

STOCKHOLDERS'  EQUITY:

     Common stock-50,000,000 shares, no par value, authorized;
        16,862,792 shares issued and outstanding                    $    693,949
     Note receivable, stock purchase                                      (6,320)
     Accumulated  other  comprehensive  income:
          Unrealized loss, marketable securities                         (26,969)
     Retained earnings                                                  (502,074)
                                                                     -----------
                      Total stockholders' equity                         158,586
                                                                     -----------

                                                                     $   158,586
                                                                     ===========






See  accompanying  note  to  financial  statements.

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  INCOME  (UNAUDITED)

                                         Three Months               Year to Date
                                        Ended March 31,            Ended March 31,
                                 --------------------------  --------------------------
                                     2000          1999          2000          1999
                                 ------------  ------------  ------------  ------------
INCOME:

  Dividends and interest income  $      1,092  $       597  $       1,092  $        597
                                 ------------  ------------  ------------  ------------

EXPENSES:

  Professional fees                        78          245             78           245
  Directors' fees                         -            150            -             150
  Office expense                          300          450            300           450
  Real and property taxes                 530          -              530           -
  Taxes, licenses, and fees               360          501            360           501
                                 ------------  ------------  ------------  ------------
                                        1,268         1,346         1,268         1,346
                                 ------------  ------------  ------------  ------------
LOSS BEFORE OTHER INCOME                 (176)         (749)         (176)         (749)

OTHER  INCOME:

  Gain on sale of investment              -          24,487           -          24,487
                                 ------------  ------------  ------------  ------------

NET INCOME (LOSS)                $       (176) $     23,738  $       (176) $     23,738
                                 ============  ============  ============  ============


BASIC INCOME PER SHARE
  (based  upon  weighted
   average share outstanding)             NIL           NIL           NIL           NIL
                                 ============  ============  ============  ============














See  accompanying  note  to  financial  statements.

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2000          1999
                                                      ------------  ------------
INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

  Net income (loss)                                   $       (176)  $    23,738
  Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Gain on sale of mining properties                       -         (24,487)
       Decrease in accounts payable                            -          (1,500)
                                                      ------------  ------------
  Net cash used in operating activities                       (176)       (2,249)
                                                      ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

  Proceeds from sale of securities                             -          24,487
                                                      ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

  Proceeds from issuance of stock for services                 -             150
  Proceeds from sale of common stock                           -         100,000
                                                      ------------  ------------
  Net cash provided by financing activities                    -         100,150
                                                      ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (176)      122,388

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               144,098        28,688
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                $    143,922  $ 151,076
                                                      ============  ============











See  accompanying  note  to  financial  statements.

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

CIMARRON-GRANDVIEW  GROUP,  INC.
NOTES  TO  FINANCIAL  STATEMENTS



NOTE   BASIS  OF  PRESENTATION:


          The financial statements included herein have been prepared by Cimarron-Grandview Group, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and its results of operations for the three-month periods ended March 31, 2000 and 1999, and its cash flows for the three-month periods ended March
31, 2000 and 1999. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

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

                            PART II OTHER INFORMATION

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During  the  Quarter  ended  March  31,  1999 the Registrant filed no Form 8-Ks:


*******************************************************************************
                                  SIGNATURES
*******************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMARRON-GRANDVIEW GROUP, INC.


By: /s/ Gregory B. Lipsker                   Date:      May 12, 2000
_______________________________________      _______________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)


By: /s/ Eunice R. Campbell                   Date:      May 12, 2000
_______________________________________       _______________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)