Form 10QSB
period 2000-06-30
CIMARRON GRANDVIEW GROUP INC
filed 2000-08-14
CIK 43052

(THIS SPACE LEFT BLANK INTENTIONALLY)

********************************************************************************

                        SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                    FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended  June  30,  2000

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

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000

PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

CIMARRON-GRANDVIEW  GROUP,  INC.
BALANCE SHEET (UNAUDITED)

                                                            JUNE 30, 2000
                                                            -------------
ASSETS

CURRENT  ASSETS:
     Cash  and  cash  equivalents:
     Cash in bank                                           $    134,720
     Temporary cash investments                                    4,602
                                                            -------------
         Total current assets                                    139,322

INVESTMENTS                                                       10,583

PARTNERSHIP PROPERTIES                                             4,122
                                                            -------------
                                                            $    154,027
                                                            =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
     Accounts payable                                       $        -
                                                            -------------
          Total current liabilities                                  -

STOCKHOLDERS'  EQUITY:
     Common stock--50,000,000 shares, no par value,
       Authorized; 16,862,792 shares issued and outstanding      693,949
                      Note receivable, stock purchase             (4,320)
     Accumulated other  comprehensive  income:
     Unrealized loss, marketable securities                      (26,928)
     Retained earnings (deficit)                                (508,674)
                                                            -------------
          Total stockholders' equity                             154,027
                                                            -------------
                                                            $    154,027
                                                            =============









See accompanying note to financial statements.

CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  INCOME  (UNAUDITED)
-----------------------------------

                                 Three Months                Year to Date
                                Ended June 30,               Ended June 30,
                          --------------------------  --------------------------
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------
INCOME:

Dividends and
   interest income        $     2,169   $       599   $     3,261   $     1,196
                          ------------  ------------  ------------  ------------

EXPENSES:

Professional fees               8,204         6,042         8,282         6,287
Directors' fees                   -             -             -             150
Office expense                    300           423           600           873
Real and property taxes           -             -             530           -
Taxes, licenses, and fees         265           752           625         1,253
                          ------------  ------------  ------------  ------------
                                8,769         7,217        10,037         8,563
                          ------------  ------------  ------------  ------------

LOSS BEFORE OTHER INCOME       (6,600)       (6,618)       (6,776)       (7,367)

OTHER  INCOME:

Gain on sale of investment         -            -              -         24,487
                          ------------  ------------  ------------  ------------

NET INCOME (LOSS)         $    (6,600)  $    (6,618)  $    (6,776)  $    17,120
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

CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2000          1999
                                                      ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                   $    (6,776)  $    17,120
    Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Gain on sale of mining properties                       -         (24,487)
      Decrease in accounts payable                            -          (1,500)
                                                      ------------  ------------
    Net cash used in operating activities                  (6,776)       (8,867)
                                                      ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Proceeds from sale of securities                            -          24,487
                                                      ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

  Proceeds from issuance of stock for services                -             150
  Proceeds on note receivable issued
    for stock purchase                                      2,000           -
     Proceeds from sale of common stock                       -         100,000
                                                      ------------  ------------
   Net cash provided by financing activities                2,000       100,150
                                                      ------------  ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (4,776)      115,770

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            144,098        28,688
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   139,322   $   144,458
                                                      ============  ============















See accompanying note to financial statements.

CIMARRON-GRANDVIEW  GROUP,  INC.
NOTE  TO  FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION:


          The financial statements included herein have been prepared by Cimarron-Grandview Group, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and its results of operations for the six-month periods ended June 30, 2000 and 1999, and its cash flows for the six-month periods ended June 30, 2000 and 1999. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                  FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000


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

                            PART II OTHER INFORMATION

Item5.  Other  Information.

On June 30, 2000 Eunice R. Campbell resigned as an Officer and Director of the Company. On that date the Board of Directors appointed Albert M. Zlotnick as a
Director to fill the vacancy on the Board for the remainder of the unexpired term. Mr. Zlotnick is a shareholder of Cimarron-Grandview and holds approximately fifty percent (50%) of the Company's outstanding shares. The Board appointed has William R. Green to serve as the Company's Secretary.

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During  the  Quarter  ended  March  31,  1999 the Registrant filed no Form 8-Ks:

     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CIMARRON-GRANDVIEW  GROUP,  INC.



BY: /s/ Gregory B. Lipsker                         DATE:  August  11,  2000
GREGORY  B.  LIPSKER,  President


BY: /s/ William R. Green                           DATE:  August  11,  2000
WILLIAM  R.  GREEN,  Secretary