Form 10QSB
period 2000-09-30
CIMARRON GRANDVIEW GROUP INC
filed 2000-11-17
CIK 43052

UNITED  STATES
     SECURITIES  AND  EXCHANGE  COMMISSION
     Washington,  D.C.  20549
     FORM  10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2000

     OR

     [    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to

Commission  file  number           1-1337
                         -----------------------------

                          CIMARRON-GRANDVIEW  GROUP,  INC.
        (Exact  name  of  registrant  as  specified  in  its  charter)

               Washington                                   91-0239195
(State or other jurisdiction  of incorporation          (I.R.S. Employer
or organization)                                        Identification No.)

601  West  Main  Avenue,  Suite  714
Spokane,  WA  99201-0677                                         99201-0677
(Address  of  principal  executive  offices)                    (Zip  Code)

     (509)  455-9077

     (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,863,076

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes      No   X

                         CIMARRON-GRANDVIEW  GROUP,  INC.
                                   FORM 10-QSB
          FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30,  2000


                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

CIMARRON-GRANDVIEW  GROUP,  INC.
BALANCE SHEET (UNAUDITED)                                     SEPTEMBER 30, 2000
-------------------------                                     ------------------

ASSETS

CURRENT  ASSETS:

Cash  and  cash  equivalents:
   Cash in bank                                                       $  11,514
   Temporary cash investments                                             4,731
                                                               -----------------
       Total cash and cash equivalents                                   16,245

Note receivable                                                         100,000
                                                               -----------------

      Total current assets                                              116,245

INVESTMENTS                                                              10,673

PARTNERSHIP PROPERTIES                                                    4,122
                                                               -----------------

                                                               $        131,040
                                                               =================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

   Accounts payable                                            $            -

STOCKHOLDERS'  EQUITY:

  Common stock--50,000,000 shares, no par value,
     authorized; 16,862,792 shares issued and outstanding      $        693,949
  Note receivable, stock purchase                                        (4,320)
  Accumulated  other  comprehensive  income:
  Unrealized loss, marketable securities                                (26,838)
  Retained deficit                                                     (531,751)
                                                               -----------------
        Total stockholders' equity                                      131,040
                                                               -----------------

                                                               $        131,040
                                                               =================




See  accompanying  note  to  financial  statements.

CIMARRON-GRANDVIEW  GROUP,  INC.

STATEMENTS  OF  INCOME  (UNAUDITED)
-----------------------------------


                                  Three Months                Year to Date
                               Ended September 30,        Ended September 30,
                          --------------------------  --------------------------
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------

INCOME:

  Dividends and interest  $       871   $     1,957    $    4,132   $     3,153
                          ------------  ------------  ------------  ------------

EXPENSES:

Professional fees               23,388          151        31,670         6,438
Directors' fees                    -            -             -             150
Office                             524          412         1,124         1,285
Real and property taxes            -            -             530           -
Taxes, licenses, and fees           36           50           661         1,303
                          ------------  ------------  ------------  ------------
                                23,948          613        33,985         9,176
                          ------------  ------------  ------------  ------------
INCOME (LOSS)
  BEFORE OTHER INCOME          (23,077)       1,344       (29,853)       (6,023)

OTHER  INCOME:

Gain on sale of investment         -            -             -          24,487
                          ------------  ------------  ------------  ------------

NET INCOME (LOSS)         $   (23,077)  $     1,344   $   (29,853)  $    18,464
                          ============  ============  ============  ============

BASIC INCOME PER SHARE
(based on weighted average
average shares outstanding)        NIL          NIL           NIL           NIL
                          ============  ============  ============  ============


















See  accompanying  note  to  financial  statements.

CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
----------------------------------------

                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                    $   (29,853)  $    18,464
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Gain on sale of investment                               -         (24,487)
    Decrease in accounts payable                             -          (1,500)
                                                     ------------  ------------
Net cash used in operating activities                    (29,853)       (7,523)
                                                     ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

  Proceeds from sale of investment                           -           24,487
  Increase in note receivable                           (100,000)           -
                                                     ------------  ------------
                                                        (100,000)       24,487

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from issuance of stock for services
                                                             -             150
  Proceeds on note receivable issued for
    stock purchase                                         2,000           -
  Proceeds from sale of common stock                         -         100,000
                                                     ------------  ------------

Net cash provided by financing activities                  2,000       100,150
                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       (27,853)       117,114

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    144,098         28,688
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $    16,245   $   145,802
                                                     ============  ============









See  accompanying  note  to  financial  statements.

CIMARRON-GRANDVIEW  GROUP,  INC.

NOTE  TO  FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION:


          The financial statements included herein have been prepared by Cimarron-Grandview Group, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and its results of operations for the nine-month periods ended September 30, 2000 and 1999, and its cash flows for the nine-month periods ended September 30, 2000 and 1999. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

The Registrant has no revenues from operations. It's only income has been derived from interest.

Our plan of operation for the next twelve months will consist of finalizing the share exchange with Full Moon Universe, Inc. ("Full Moon"). Full Moon produces and distributes motion pictures for direct to video release. This means their films are not released to play in theaters prior to being released on video. Their films are primarily horror and erotic theme based. Full Moon also manufactures a line of action figures and film-related merchandise which it sells through its internet web site and through mass merchandisers.

Under the terms of the Share Exchange Agreement the shareholders of Full Moon will exchange their shares of Full Moon common stock for shares of Cimarron-Grandview Common Stock. Immediately after the share exchange the Company will be owned 15% by our current shareholders and 85% by the current Full Moon Shareholders.

Under the terms of the Share Exchange Agreement, as amended, our shareholders are required to approve a one for five reverse split of the Company's Common Stock. The Company has set November 2, 2000 as the record date for a Special Meeting of the Company's shareholders to approve certain amendments to the Articles of Incorporation, including the one for five reverse split and changing our name to Full Moon Universe, IncWe anticipate mailing an Information
Statement to our shareholders on or about December 1, 2000 with regard to the Special Meeting of Shareholders.

In the event that the share exchange is terminated for any reason our plan of operation for the next twelve months will again consist of attempting to acquire an interest in a business opportunity.

                            PART II OTHER INFORMATION

Item  6.  Exhibits  and  Reports  of  Form  8-K

(a)     Pursuant  to  Item 601 following Material Contracts are attached hereto:
     Exhibit  10(a)     Share  Exchange  Agreement
     Exhibit  10(b)     Amended  Share  Exchange  Agreement

(b)  Reports  on  Form  8-K

During the Quarter ended September 30, 2000 the Registrant filed one Form 8-K on August 29, 2000 relating to the Share Exchange Agreement with Full Moon Universe, Inc.

     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMARRON-GRANDVIEW  GROUP,  INC.

    /s/ Gregory B. Lipsker
BY: ------------------------------------          DATE:  November  16,  2000
       GREGORY  B.  LIPSKER,  President

    /s/ William R. Green
BY: ------------------------------------          DATE:  November  16,  2000
     WILLIAM  R.  GREEN,  Secretary