Form 10KSB
period 2000-12-31
FULL MOON UNIVERSE INC
filed 2001-04-16
CIK 43052

SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  D.C.  20549

                                 FORM  10-KSB

(Mark  One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                            FULL MOON UNIVERSE, INC.
                  (FORMERLY  CIMARRON-GRANDVIEW  GROUP,  INC.)
     (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

     STATE  OF  WASHINGTON                           91-0239195
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

601  WEST  MAIN  AVENUE,  SUITE  714
SPOKANE,  WASHINGTON                                          99201-0677
(Address  of  principal  executive  offices)                  (Zip  Code)

(Registrant's  telephone  number,  including  area  code): 509-455-9077

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title  of  each class           Name of each exchange on which  registered
            NONE                                     NONE

Securities registered under  Section 12(g) of the Exchange Act:      NONE
                                                             (Title  of  class)

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

State  issuer's  revenues  for  its  most  recent  fiscal  year.     $5,840

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 ( 85,938), effective June 13, 1997, 62 F.R. 6387.] $ 1,109,429 (based on average bid/ask price on April 12,
2000)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,899,985

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one):   Yes  ( )  No  (X)

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS
(A)     BUSINESS  DEVELOPMENT
The Registrant was incorporated in the State of Washington in 1927. Historically, the Registrant was engaged in the mineral exploration business. Although the Company currently holds interests in several mineral exploration properties, the Registrant currently has no active mineral exploration activities.

Subsequent to December 31, 2000 the Company completed a share exchange with Full Moon Universe, Inc., a California corporation. The effective date of the Share exchange was January 11, 2001. Prior to the share exchange transaction the Company completed a 1-for-5 reverse stock split, resulting in a total of 3,372,520 common shares outstanding. The share exchange was consummated by the Company's issuance of 19,110,800 common shares to Full Moon's shareholders in exchange for all of the outstanding common stock of Full Moon. The Company changed its name to Full Moon Universe, Inc.

Full Moon Universe, Inc., a Washington corporation, conducts all of its business through its wholly-owned California subsidiary by the same name. The following discussion describes the Company's business as currently being conducted by its subsidiary.

(B)     BUSINESS  OF  ISSUER

THE  BUSINESS

Full Moon Universe, Inc. ("Full Moon") produces and distributes motion pictures for direct to video release. This means our films are not released to play in theaters prior to being released on video. Our films are primarily horror and erotic theme based. At inception, in late 1999, we purchased 36 motion pictures from several companies controlled by Charles Band, the president and a director of our Company. We currently have a film library of 134 titles comprised of 10 movies we have produced since January 2000 and the balance being movies produced previously by Charles Band and his affiliated companies. W are headquartered in Hollywood, California at the corner of Hollywood and Vine Streets. Our address is: Full Moon Universe, Inc., 1645 N. Vine St., 9th Floor, Hollywood, CA 90028.

Our   products  include   direct-to-video  motion   pictures   in  the   horror,
science-fiction, action, erotic and fantasy genres, and merchandise including action figures based on characters in our movies.

We have been a pioneer in the dedicated "label" approach to marketing direct-to-video motion pictures. We have created brand name label loyalty in an industry that is known for producing and purchasing motion pictures based on star appeal. The Company decided to invest a portion of its marketing dollars to promote the Full Moon label. As a result, this label has acquired recognition as a provider of quality horror and science-fiction features.

Historically we have not "picked-up" completed or partially completed motion pictures, although we may do so in the future. We produce all of our own pictures, therefore insuring a consistent quality and flow of product. Historically, Charles Band ("Band"), the Company's president and founder, has conceived and served as the executive producer for every motion picture and has directed at least one picture per year. The motion pictures are based on his concepts and ideas. Since there is no title recognition, unless a sequel is released, the key art campaign and the title treatment are the major selling points to the consumer in the video store. The branding has proved to be successful as video retailers and consumers recognize that the Full Moon labels represent a certain quality of motion picture.

The Company has four main labels: the Full Moon label represents science-fiction, fantasy and horror, primarily rated "R" by the Motion Picture Association of America. The Surrender Cinema label represents science fiction and gothic erotic motion pictures rated "R" by the Motion Picture Association of America. The Pulse Pounders label represents science-fiction and fantasy motion pictures for teenagers rated "PG-13" by the Motion Picture Association of America. The Big City Entertainment label represents urban horror motion pictures rated "R" by the Motion Picture Association of America.

Under  the  Full  Moon  label,  the  Company  has  produced  three  main series:
PUPPETMASTER, TRANCERS and SUBSPECIES. The PUPPETMASTER series consists of seven motion pictures and has been the most successful product released under the Full Moon label.

The Full Moon customers are the video store retailer and the chain stores. These customers have come to know the quality of the motion pictures they are purchasing under the Full Moon labels. The retailers know if the products perform well in terms of rental turns, this will ultimately be related to their return of investment.

PRODUCTION

Full Moon produces its motion pictures worldwide, and has extensive experience in shooting on location in Europe (Italy, Romania) and North America (United States and Mexico). The Company has on staff line producers and post production personnel. The production equipment (cameras, lights, dollys, trucks) are rented as required and the post-production services, including editorial, sound and CGI effects are purchased through third party vendors.

DISTRIBUTION

Domestic  Home  Video
---------------------
The Company solicits two (2) motion picture titles per month into the United States direct-to-video market in English. The solicitation process time takes approximately nine weeks from the start of retailers eceiving materials through order cut off plus an additional three weeks for manufacturing and delivering to meet the national street date. The national street date gives all retailers the opportunity to display the product on the same date.

Our sales are made directly to five key customers: Blockbuster Entertainment, Hollywood Video, Video Update, Movie Galley, and Rentrack. These customers represent 80% of the Company's video sales revenues. The remaining sales are through traditional distributors who intermediate between Full Moon and the small independent video retail stores, and direct sales to subdistributors.

The Company sells products on an outright sales basis and on a Revenue Share basis with some of the larger video retail chains that can administer the reporting requirements. The Revenue Share cycle can last for up to 26 weeks on the retailer's shelf.

The Company sells Digital Video Disks ("DVDs") to its larger video retail customers on a day-and-date basis with video cassettes. It is anticipated that within the next two to three years, the VHS format will have substantially switched to a DVD product format.

Domestic  Television
--------------------
The Company uses a third party agent, New City Releasing, to sell the Company's motion pictures into the Pay-Per-View, Pay Television, and Basic Cable markets. The Company attends NAPTE to sell its motion pictures to Free Television in groups of films based on the availability of rights.

Foreign  Sales
--------------
The Company attends all the major motion picture foreign film and television markets, including the American Film Market in Los Angeles, California, Cannes Film Festival in France and MIFED in Milan, Italy. The Company has its own foreign sales staff and administrative support. The Company licenses its products to foreign distributors in all the major territories for either a flat fee or a minimum guarantee versus a royalty.

Merchandise  Sales
------------------

The Company, through its Full Moon Toys division, designs and sells a line of 6" and 12" action figures based on characters in our motion pictures. The Company contracts to have the action figures manufactured in China. The Company releases action figures of its propriety characters every other month through the Company's key accounts and the mass merchants. The Company designs prototypes 8 months prior to a release and starts tooling 4 months prior to street date, and manufactures in China. Delivery to the United States takes approximately 45-60 days. The Company sells the toys through specialty comic book retailers, Mass Merchants, mail order houses and foreign distributors in the U.K. and Japan. Full Moon manufactures a popular line of action figures it sells via the Company's internet web site "www.fullmoontoys.com." The action figures are also sold through mass merchandisers such as Kay-Bee Toys and Spencer Gifts. The action figures are complemented by a line of Full Moon merchandise including CDs, T-shirts, caps, sweatshirts, trading cards and other paraphernalia.

The Company has entered into a two year license agreement with Disguise, Inc. to produce costumes and masks of the Company's characters first slated for Halloween 2001.

The Company has entered into a license agreement with Spencer Gifts to manufacture a mask and a cold cast figure of one of the Company's film characters. Spencer Gifts sells the products on its website at www.spencergifts.com and through its approximately 670 retail stores.

Web  Sales
----------
The Company has three main internet sales sites, fullmoonpictures.com, fullmoontoys.com and surrendercinema.com. These sites are updated weekly with news about our videos, DVDs, toys and other related merchandise. These products are shipped at full retail prices including shipping and handling charges, and are offered to members of the Company's fan club at a discount.

THE  MOTION  PICTURE  INDUSTRY
------------------------------

OVERVIEW

The business of the motion picture industry may be broadly divided into two major segments: production, involving the development, financing and making of motion pictures; and distribution, involving the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, the so-called "Majors" and "mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant theatrical box office receipts. Over the past fifteen years, however, "Independents" or smaller film production and distribution companies, such as the Company, have played an increasing role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

The Majors (and mini-Majors) include Universal Pictures (a division of Seagram), Warner Bros. Pictures (a division of Time Warner), a Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom), Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have nationwide or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $75,000,000, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "independent" distributors of motion pictures. These "independent" divisions of Majors include Miramax Films (a division of The Walt Disney
Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of News Corporation), and New Line (a division of AOL Time Warner) and its Fine Line distribution label. Most of these divisions were formerly Independents.

MOTION  PICTURE  PRODUCTION  AND  FINANCING

The production of a motion picture requires the financing of the direct costs and indirect overhead costs of production. Direct production costs include film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to pay or otherwise provide for their production costs. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities which Majors maintain on a full-time basis. Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

Independents generally avoid incurring substantial overhead costs by hiring creative and other production personnel, but retaining the other elements required for pre-production, principal photography and post-production activities only on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

"Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, international or other ancillary markets. Payment commitments in a pre-sale are typically subject to delivery and to the approval of a number of prenegotiated factors, including script, production budget, cast and director.

Both Majors and Independents often acquire motion pictures for distribution through an arrangement known as a "negative pickup" under which the Major or Independent agrees to acquire from another production company some or all rights to a film upon its completion. The Independent often finances production of the motion picture pursuant to financing arrangements with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Independent "picks up" the completed motion picture, it may assume of or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the production company is often paid a production fee and is granted a participation in the profits from distribution of the motion picture.

Both Majors and Independents often grant third-party participations in connection with the distribution and production of a motion picture. Participations are contractual rights of actors, directors, screenwriters, producers, owners of rights and other creative and financial contributors entitling them to share in revenues or profits (as defined in the respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs, direct production costs (including overhead) and financing costs are recouped by the producer in full.

MOTION  PICTURE  DISTRIBUTION

Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROMs, merchandising and soundtrack recordings.

THEATRICAL  DISTRIBUTION  AND  EXHIBITION

Motion pictures are often exhibited first in theaters open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints, licensing of motion pictures to theatrical exhibitors, and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross." Box office gross represents the total amounts paid by patrons at motion picture theaters for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theaters during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues. Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on the audience response to the film.

Our films are not released to theaters but instead are released directly to video. The films are typically released to video and then made available for release in other media as follows:

Market                                        Approx.  Release  Period
------                                        ------------------------

Domestic  home  video                                 6  months
Domestic  pay-per-view                                3  months
Domestic  pay  cable                            12 - 21  months
Domestic  network  or  basic  cable             18 - 36  months
International  home  video                            6  months
International  television                            18  months  +

DOMESTIC  HOME  VIDEO  INDUSTRY

The home video distribution business involves the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. The home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

According to Paul Kagan Associates, the U.S. videocassette and DVD rental and sales industry grew from $17.1 billion in revenue in 1998 to a projected $18.5 billion in 1999 and is projected to reach $22.8 billion in 2005. Paul Kagan Associates estimates that, in 1999, 85.9 million, or 85.9%, of the 100 million total U.S. television households owned a VCR. The number of VCRs that were sold in the United States in 1999 was estimated by Paul Kagan Associates to be 20.5 million, which represents the largest number of VCRs sold in any single year. In addition, the Consumer Electronics Manufacturers Association estimates that about 4.1 million DVD players were sold to dealers during 1999. According to Paul Kagan Associates, the VCR and DVD markets will continue to grow as the number of multi-VCR households is expected to increase from 39.7 million in 1999 to 51.4 million by 2005 and the number of DVD households is projected to reach
31.0  million  in  2005.

As part of its Annual Report on the Home Video Market 1998, the Video Software Dealers Association revealed that each week some 50 million consumers make a trip to a video store, and almost 60% of the U.S. households owning at least one VCR rent videos at least a couple of times each month. We believe the following factors, among others, make video rental a preferred medium of entertainment for millions of customers:

-     the  opportunity  to  browse  among  a  very  broad  selection  of movies;
- the control over viewing, such as the ability to control start, stop, pause, fast-forward and rewind; and the opportunity to entertain one or more people at home for a reasonable price.

Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or distributors at $20.00 to $50.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objective may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "selling-through" market.

Technological developments, including videoserver and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD and laser discs, could make competing delivery systems economically viable and could significantly impact the home video market generally and, as a consequence, the Company's home video revenues.

The domestic home video industry is highly fragmented. However, the home video industry has experienced consolidation in recent years, as video store chains have gained significant market share from single store operators. In the past two years, there has been about a 14% reduction in the total number of video stores operating in the United States. We believe that small stores and chains in the home video industry will continue to consolidate with national and regional chains. This industry consolidation has the advantage of allowing the Company to concentrate its marketing efforts on a fewer number of customers i.e. Blockbuster and Hollywood Video.

INTERNATIONAL  HOME  VIDEO  INDUSTRY

According to Paul Kagan Associates, the potential market for home video rentals is growing at a faster pace outside the United States than within the domestic market. This growth is primarily driven by the overseas privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration. According to Paul Kagan Associates, the number of households outside of the United States which own a VCR is expected to grow from about 315 million in 1999 to about 390 million by 2005.

Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to the same sequential windows as the release of movies within the United States, though the international windows tend to last for a longer period of time. In general, however, the home video industry outside of the United States does not mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movie titles. Although revenue-sharing agreements, which have proliferated within the U.S. home video industry among large home video chains, are starting to be gradually introduced into markets outside of the United States, they are not yet common in such markets. In addition, competition in most international markets generally tends to be more fragmented, with a few large home video chains.

Pay-Per-View. Pay-per-view television allows cable and satellite television subscribers to purchase individual programs on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay-per-view operator and the cable operator.

Pay Cable. The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors.

Non-Theatrical Markets. In addition to the distribution media described above, a number of sources of revenue exist for motion picture distribution through the exploitation of other rights, including the right to distribute films to airlines, schools, libraries, hotels, armed forces facilities and hospitals. To date the Company has not distributed in these non-theatrical markets.

RISK  FACTORS

You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors:

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the years ended December 31, 2000 and 1999, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. Subsequent to December 31, 2000, the Company completed a share exchange with Full Moon Universe, Inc., a California corporation, which is now the wholly owned subsidiary of the Company. The audited financial statements of the subsidiary show current liabilities exceeding current assets at December 31, 2000. Additionally, the subsidiary has not been able to generate positive cash flow from operations. The subsequent share exchange of the Company with Full Moon raises substantial doubt about the Company's ability to continue as a going concern. (See "Financial Statements").

Need  for  Additional  Capital  Immediately
-------------------------------------------

We continue to have substantial capital needs that cannot be funded from operations. The Company currently has approximately $2,760,000 of short-term secured debt, including accrued interest. We will be required to raise additional capital through equity or debt financing in the near future to meet these obligations. If we are unable to raise sufficient capital, it will be necessary to restructure the terms of the debt. In addition, the Company will need additional funds to increase video production as indicated in Plan of Operations. There can be no assurance than any such additional funds or debt restructuring will be available or, if available, on terms appropriate for or acceptable to the Company and its shareholders. If we cannot obtain additional financing or restructure our debt, our business operations and financial results will suffer and we may be unable to continue as a going concern.

Dependence  on  Key  Personnel
------------------------------

Loss of the Company's senior management, led by Charles Band in the early stages of the business could have a significant impact on the Company's ability to achieve its projected revenue targets. The success of the Company may also be dependent upon the Company's ability to locate and hire qualified staff. There can be no assurance in any case that loss of either Management or key consultants would not have a detrimental impact on the Company.

New  Technologies  May  Require  Change  In  Marketing  Strategy
----------------------------------------------------------------

New digital technologies, such as near-video-on-demand an video-on-demand and others, could have a material adverse effect on Full Moon unless the Company changes its marketing strategy.

The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for video store rental of Full Moon's products. Recent advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become widely available and accepted, this could cause a smaller number of movies to be rented if viewers favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. If this were to occur, it could have a material adverse effect on Full Moon unless the Company adapts its marketing strategy. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers' homes. Recently developed technology has presented cable providers with the opportunity to use digital technology to transmit many additional channels of programs over cable lines to subscribers' homes.

In addition, because of this increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by:

- substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and
- providing more frequent and convenient start times for the most popular movies.

This is referred to within our industry and by others as near-video-on-demand. If near-video-on-demand were to become more widely available and accepted, pay-per-view purchases could significantly increase. Near-video-on-demand allows the consumer to avoid trips to the video store for rentals and returns of movies.

Competition
-----------

The motion picture production and distribution industry is highly competitive. Most of our competition has substantially greater financial, distribution, marketing, and other resources than the Company. There can be no assurance that the Company will be able to compete successfully.

Dependence  on  Key  Accounts
-----------------------------

Over 80% of our domestic video sales are to six accounts. The loss of any of these accounts would have a major negative impact on our revenues.

Loss  of  Genre  Acceptance
---------------------------

Our motion pictures are substantially all horror or erotic-theme based films. If these themes fall out of favor with the viewing public, our revenues would be seriously negatively impacted.

Ongoing  Operating  Expenses
----------------------------

The Company will be subject to the uncertainty of cash flow or additional investments to meet its ongoing operating expenses. Adverse changes in market conditions; loss of distributors or other casualty (which may result in uninsured losses); and other factors, which are beyond the control of the Company, may have a serious negative impact on our plan of operations.

Lack  of  Liquidity
-------------------

The Company's stock is very thinly traded. There is no assurance that an active market will develop for the stock.

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

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

(A)     MARKET  INFORMATION

                    MARKET FOR THE REGISTRANT'S COMMON STOCK
                    ----------------------------------------

The Common Stock of the Company is traded in the over the counter market by the National Association of Securities Dealers supervised Electronic Bulletin Board under the symbol "MOON". The following table shows the high and low closing sales prices for the Common Stock since the Company commenced trading on July 19, 2000:

                                                    Sales  Prices*
                                             -----------------------------
Year  2000:                                  High Closing     Low Closing
-----------                                  ------------     ------------
First  Quarter  (January  1-  March  31)     no  market
Second  Quarter                              no  market
Third  Quarter                                  $1.25            $0.625
Fourth  Quarter                                 $1.875           $0.20

YEAR  2001:
-----------
First  Quarter                                  $2.00            $0.20
April  12                                       $0.25            $0.408

*  Adjusted  to  reflect  one  for  five  reverse  split

Such over-the-counter market quotations reflect inter-dealer priced, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(B)     HOLDERS

There are approximately 2,800 holders of the Registrant's common equity at the date hereof.

(C)     DIVIDENDS

To the management's knowledge, the Registrant has never paid a dividend. There is no plan to pay dividends for the foreseeable future.

(D)     UNREGISTERED  SALES

The Registrant made no unregistered sales of its securities during the year ended December 31, 2000


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN
          OF  OPERATION

PLAN  OF  OPERATION
-------------------

FILM  PRODUCTION

At present, we release one horror/sci-fi film and one erotic film each month. Our plan is to increase our monthly film releases to two horror/sci-fi films and one erotic film beginning in late 2001. To achieve the increase film releases, the Company will have to ramp up its current production schedule. The Company will need to raise approximately one million dollars ($1,000,000) to meet its current film release schedule and up to an additional one million dollars ($1,000,000) to achieve its goal of increasing its monthly film releases.

PLAYBOY  MOVIES

On March 28, 2001 Playboy Entertainment Group, Inc. signed a deal with Full Moon to produce two erotic features that are scheduled to begin production next month. The films are being shot domestically and on locations in Europe. Both films are scheduled to air later this year on Playboy TV's networks around the world. The worldwide television and video-on-demand rights will be retained by Playboy TV Networks while Full Moon will keep the video and DVD rights.

CASH  REQUIREMENTS

We currently have approximately $2,760,000 of short-term secured debt, including accrued interest. We will be required to raise additional capital through equity or debt financing in the near future to meet these obligations. If we are unable to raise sufficient capital, it will be necessary to restructure the terms of the debt. In addition, the Company will need additional funds to increase video production.

EMPLOYEES

We have a permanent staff of approximately 20 full time employees. During film production, we employ up to an additional 100 individuals on a full-time basis. If the Company is successful in its efforts to raise additional capital, approximately 35 employees will be hired during the next twelve months.

FACILITIES

Our offices are located at 1645 N. Vine Street, at the corner of Hollywood and Vine Streets in Hollywood, California. We lease three floors totaling approximately 30,000 square feet. There are two years remaining on the original term of the lease with an option to extend for an additional five-year term. Production of many of our horror genre films takes place in leased studio facilities in Romania and the erotic films are generally filmed in the Los Angeles area. The Company's facilities are adequate to meet our needs for the foreseeable future.

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2000 and 1999 audited by LeMaster & Daniels PLLC, are included elsewhere in this Form 10-KSB.

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

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
          CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(A)
          OF  THE  EXCHANGE  ACT

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION                 LENGTH OF SERVICE*
-----------                    --------                 ------------------
Charles  R.  Band,  48         President/CEO; Director     Since  2001
Mickey  M.  Kaiserman,  51     COO/CFO;  Director          Since  2001

Mr. Band and Mr. Kaiserman became directors in the share exchange effective January 11, 2001. The directors are elected for a one-year term and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

(B)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers :

NAME  (AGE)                 POSITION                    LENGTH  OF  SERVICE
-----------                 --------                    -------------------
Charles  Band,  48          President/CEO;  Director         Since  2001
Mickey  Kaiserman,  51      COO/CFO;  Director               Since  2001
Dwight  S.  Krizman,  45    Executive  Vice-President        Since  2001
Edward  J.  Shields,  47    Vice-President,
                            International Sales             Since  2001

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

Charles Band - Mr. Band is the President, CEO and a Director of the Company. Mr. Band has been involved in the Motion picture industry for over 20 years. During this time he has been the president and sole shareholder of a number of companies involved in video production and distribution. Mr. Band has produced over 180 films

Mickey M. Kaiserman - Mr. Kaiserman is the Chief Operating Officer, Chief Financial Officer and a director of the Company. Mr. Kaiserman is graduated from Cornell University and received his MBA from the University of Chicago. From 1989 to the present Mr. Kaiserman has been a self-employed consultant providing financial and managerial consulting. He now dedicates substantially all of his time to the business and financial affairs of the Company.

Dwight S. Krizman - Mr. Krizman is the Executive Vice-President of the Company. Mr. Krizman is responsible for sales, marketing and distribution of video and DVD programming for North America. Mr. Krizman is a member of the Video Software Dealers Association and a National Board Member of Fast Forward to End Childhood Hunger. Mr. Krizman has been associated with Mr. Band and affiliated companies since 1995.

Edward J. Shields - Mr. Shields is the Vice President of International Sales. Mr. Shields responsibilities include negotiating and securing international licensing rights with foreign distributors and licensing the rights to local distributors in foreign territories for home video, DVD and television. Mr. Shields has been employed by Mr. Band and affiliated companies since May, 1999. Prior to that time from January 1998, he operated a sole proprietorship licensing and marketing the international intellectual property rights for films, video and computer games.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

(C)     IDENTIFICATION  OF  CERTAIN  SIGNIFICANT  EMPLOYEES

The  Registrant  has  no  significant  employees  except  as  set  forth  above.

(D)     FAMILY  RELATIONSHIPS

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

(E)      INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.

(F)     PROMOTERS  AND  CONTROL  PERSONS

Not  Applicable

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, all executive officers, directors and beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act of the Company timely filed the reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Summary  Compensation  Table

                                                        Long-Term Compensation
          Annual  Compensation                     Awards                 Payouts
----------------------------------------------  ----------------------  -----------------
(a)                (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                    Other   Restricted  Securities
and                                     Annual  Stock       Underlying  LTIP    All Other
Principal          Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts Comp.
Position                  ($)     ($)    ($)     ($)        SARs(#)      ($)     ($)
------------------ ----  ------  -----  ------  ----------  ----------  ------- --------
Gregory B. Lipsker  1998   $0      $0     $0        $0         -0-         $0      $0
President           1999   $0      $0     $0        $0         -0-         $0      $0
                    2000   $0      $0     $0        $0         -0-         $0      $0*

* During the year ended December 31, 2000 Mr. Lipsker's law firm was paid $14,450 for legal services rendered.

(B)  DIRECTORS'  COMPENSATION  FOR  LAST  FISCAL  YEAR

             Cash Compensation                              Security Grants
-------------------------------------------  ------------------------------------------
                                                                          Number of
                    Annual     Meeting       Consulting    Number of      Securities
                    Retainer   Fees ($)      Fees/Other    Shares (#)     Underlying
Name                Fees ($)                 Fees ($)                     Options/SARs(#)
(a)                 (b)        (c)           (d)           (e)            (f)
------------------  ---------  ------------  ------------  -------------  ---------------
Gregory  Lipsker       $0           -0-           -0-           0              0
William  R.  Green     $0           -0-           -0-           0              0
Eunice  Campbell       $0           -0-           -0-           0              0

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets out as of April 12, 2001, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 22,949,985.

                                   Amount  and  Nature  of
                                   Beneficial  Ownership
Name  of  Person                   (all  direct  unless
or  Group  (1)                     otherwise  noted)               % of Class
----------------------------------  ------------------------        ----------
Principal  Shareholders:
  Albert  M.  Zlotnick                      1,686,308                 7.4%
Executive Officers and Directors:
  Charles  Band                            16,062,646                70.0%
  Mickey  Kaiserman                         1,685,575                 7.4%
  Dwight  S.  Krizman                         143,331                 0.6%
  All Executive Officers and
  Directors as a group (4 Individuals)     17,891,552                78.0%

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

PAYMENT  OF  CERTAIN  INDEBTEDNESS

Under the terms of the Share Exchange Agreement, the Company has agreed to assist Charles Band, the President and principal shareholder of Full Moon, in the repayment of approximately $5.7 million of indebtedness (the "Indebtedness") under the following terms and conditions:

(a)     Full  Moon  will  make  the  monthly  payments  due on the Indebtedness.

(b) Band has pledged 20% of his Full Moon shares to repay the Indebtedness (the "Pledged Shares"). At such time as the Pledged Shares are eligible for resale, Band will sell such Pledged Shares as may be legally sold to pay the balance of the Indebtedness and to repay the Company (with interest at the Prime
Rate)  for  all  payments  made  on  the  Indebtedness  in  excess  of $700,000.

(c) If necessary to facilitate the repayment of the Indebtedness, the Company will undertake to register the Pledged Shares upon Band's written request.

(d) In the event that the proceeds from the sale of the Pledged Shares are not adequate to repay all of the Indebtedness, then the Company shall be responsible for the payment of the balance of the Indebtedness after application of the proceeds from the sale of the Pledged Shares.

(B)     CERTAIN  BUSINESS  RELATIONSHIPS

Consulting  Agreement
---------------------

Full Moon has entered into a Consulting Agreement with Albert M. Zlotnick, a former Director, to assist the Company in identifying and evaluating merger and acquisition opportunities. The Consulting Agreement is for a term of three years expiring August 30, 2003 and provides for a consulting fee of $12,500 per month.

Secured  Creditor
-----------------

Albert M. Zlotnick has lent the Company's subsidiary $2,085,000 pursuant to the terms of a Secured Master Note bearing interest at 9.5% per year. The note is secured by all of the assets of the Company. Under the terms of the note payments are due as follows:

April  30,  2001               $500,000  (principal  payment,  plus
                               accrued  interest)
May  31,  2001                 $500,000  plus  accrued  interest
September  30,  2001           $375,000  plus  accrued  interest
January  30,  2002             All  remaining  principal  and interest

The Company and Mr. Zlotnick are currently in negotiation to extend the due date of the payments due April 30, 2001 and May 31, 2001.

In the first quarter of 2000, Mr. Zlotnick lent the Company an additional $210,000 pursuant to the terms of a Secured Note bearing interest at 9.5% per year. The note is to be repaid in three equal installments on May 31, 20001, September 30, 2001 and January 30, 2002.

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

          (1)  Omitted  Exhibits  not  applicable
          (2)  Incorporated  by  reference  to  previous  filing

Financial  Statements
Independent  Auditors'  Reports

Balance  Sheets  at  December  31,  2000  and  1999

Statements  of  Income  (Loss))
for  the  years  ended  December  31,  2000  and  1999

Statements  of  Stockholders'  Equity
for  the  years  ended  December  31,  1999  -  2000

Statements  of  Cash  Flows
for  the  years  ending  December  31,  2000  and  1999

     Notes  to  Financial  Statements

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

FULL  MOON  UNIVERSE,  INC.  FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW GROUP, INC.
--------------------------------------------------------------------------------


FINANCIAL  STATEMENTS  AND
INDEPENDENT  AUDITORS'  REPORT

DECEMBER  31,  2000  AND  1999




CONTENTS                                                PAGE
--------                                                ----


INDEPENDENT  AUDITORS'  REPORT                            2

FINANCIAL  STATEMENTS:

Balance  sheets                                           3

Statements  of  income                                    4

Statements  of  stockholders'  equity                     5

Statements  of  cash  flows                               6

Notes  to  financial  statements                       7-10

                          INDEPENDENT AUDITORS' REPORT

Board  of  Directors
Full Moon Universe, Inc. formerly known as Cimarron-Grandview Group, Inc. Spokane, Washington


We have audited the accompanying balance sheets of Full Moon Universe, Inc. formerly known as Cimarron-Grandview Group, Inc. (a Washington corporation) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Full Moon Universe, Inc. formerly known as Cimarron-Grandview Group, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in notes 7 and 8 to the financial statements, the Company completed a share exchange transaction with Full Moon Universe, Inc. (a California corporation) (Full Moon) subsequent to December 31, 2000. The audited financial statements of Full Moon show current liabilities exceeding current assets at December 31, 2000. Additionally, Full Moon has not been able to generate positive cash flow from operations. The subsequent share exchange of the Company with Full Moon raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LeMasters & Daniels, PLLC


Spokane,  Washington
March  19,  2001

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
-----------------------------------------------------

BALANCE  SHEETS
---------------

                                                        December 31,
                                              --------------------------------
                                                   2000              1999
                                              --------------    --------------
ASSETS
CURRENT  ASSETS:
Cash                                          $       6,041      $    139,817
Temporary cash investments                            4,920             4,281
                                              --------------    --------------
   Total cash and cash equivalents                   10,961           144,098

NOTE RECEIVABLE                                     100,000               -

SECURITIES AVAILABLE-FOR-SALE                        10,825            10,639

PARTNERSHIP PROPERTIES                                5,067             4,122
                                              --------------    --------------
                                              $     126,853     $     158,859
                                              ==============    ==============

STOCKHOLDERS' EQUITY

STOCKHOLDERS'EQUITY:
Common stock-50,000,000 shares, no par value,
  authorized; 16,862,792 shares issued
  and outstanding                             $    693,949      $     693,949
Note receivable, stock purchase                     (4,666)            (6,320)
Accumulated  other  comprehensive  income:
Unrealized loss, securities available-for-sale     (26,686)           (26,872)
Retained earnings (deficit)                       (535,744)          (501,898)
                                              --------------    --------------
                                              $    126,853      $     158,859
                                              ==============    ==============


















See  accompanying  notes  to  financial  statements.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
-----------------------------------------------------

STATEMENTS  OF  INCOME
----------------------

                                                  Years Ended December 31,
                                              --------------------------------
                                                   2000              1999
                                              --------------    --------------
INCOME:
Dividend and interest income                  $       4,942     $       5,509
                                              --------------    --------------

EXPENSES:
Directors fees                                          -                 150
Professional fees                                    36,664             8,711
Office                                                1,455             1,654
Taxes, licenses, and fees                             1,567             1,579
                                              --------------    --------------
                                                     39,686            12,094
                                              --------------    --------------

LOSS BEFORE OTHER INCOME                            (34,744)           (6,585)
                                              --------------    --------------

OTHER  INCOME:
Income from partnership interests                       898               157
Gain on sale of mineral rights                          -              24,486
                                                        898            24,643
                                              --------------    --------------

NET INCOME (LOSS)                             $     (33,846)    $      18,058
                                              ==============    ==============

BASIC  EARNINGS  (LOSS)  PER  SHARE                    NIL               NIL
                                              ==============    ==============




















See  accompanying  notes  to  financial  statements.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.

STATEMENTS OF STOCKHOLDERS' EQUITY  YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------

                                         Note        Accumulated
                 Number  of              Receivable  Other          Retained

                 Shares       Common     Stock       Comprehensive  Earnings
                 Outstanding  Stock      Purchase    Income         (Deficit)   Total
                 -----------  ---------  ----------  -------------  ---------  ---------
BALANCES,
DECEMBER 31, 1998  7,881,254    591,799      (4,000)      (26,547)  (519,956)    41,296

ADD (DEDUCT):
Comprehensive
  income:
Net income               -           -           -             -       18,058    18,058
Unrealized loss in
  Marketable
  securities             -           -          -             (325)       -        (325)
                                                                              -----------
Total comprehensive
  income                                                                         17,733
                                                                              -----------
Shares issued to
  directors for
  services           150,000       150         -              -          -         150
Shares sold        8,431,538   100,000         -              -          -     100,000
Interest on notes
  receivable,
  stock purchase         -         -          (320)           -          -        (320)
Shares issued in
  exchange for note  400,000     2,000      (2,000)           -          -         -
                 -----------  ---------  ----------  -------------  ---------  ---------
BALANCES,
DECEMBER 31, 1999 16,862,792  $ 693,949  $  (6,320)  $    (26,872)  $(501,898) $158,859
ADD (DEDUCT):
Comprehensive income:
  Net loss               -          -          -              -       (33,846)  (33,846)
  Unrealized gain
  in marketable
  securities             -          -          -              186         -         186
Total comprehensive
  Income                                                                        (33,660)
                                                                              -----------
Interest on notes
  receivable, stock
  purchase               -          -         (346)           -           -         (346)
Payment on note
  receivable,
  stock purchase         -          -        2,000            -           -        2,000
                 -----------  ---------  ----------  -------------  ---------  ---------
BALANCES,
 DEC. 31, 2000    16,862,792  $ 693,949  $  (4,666)  $    (26,686)  $(535,744) $ 126,853
                  ==========  =========  ==========  =============  =========  =========

See  accompanying  notes  to  financial  statements.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  CASH  FLOWS
---------------------------

                                                  Years Ended December 31,
                                              --------------------------------
                                                   2000              1999
                                              --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                           $     (33,846)    $      18,058
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Income from partnership interest                   (945)             (211)
    Stock issued for services                           -                 150
    Gain on sale of mineral rights                      -              (24,487)
    Increase in interest receivable                    (346)              (320)
    Decrease in accounts payable                        -               (2,267)
                                              --------------    --------------
Net cash used in operating activities               (35,137)            (9,077)
                                              --------------    --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Increase in note receivable                      (100,000)               -
  Proceeds from sale of mining rights                   -               24,487
                                              --------------    --------------
Net cash provided by (used in) investing
  activities                                       (100,000)           24,487
                                              --------------    --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from note receivable, stock
    purchase                                          2,000               -
  Proceeds from issuance of common stock                -             100,000
                                              --------------    --------------
Net cash provided by financing activities             2,000           100,000
                                              --------------    --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (133,137)          115,410

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                           144,098            28,688
                                              --------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR        $      10,961     $     144,098
                                              ==============    ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING  ACTIVITIES:
  Common stock issued in exchange for note    $         -       $       2,000
  Common stock issued for services                      -                 150
  Increase in partnership interests                     945               211





See  accompanying  notes  to  financial  statements.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
NOTES  TO  FINANCIAL  STATEMENTS



NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

The Company was incorporated in the state of Washington in 1927. Although it has previously been engaged in mineral exploration and continues to hold interests in mineral exploration properties, the Company currently has no active business operations. The Company is currently seeking to acquire an interest in a business opportunity (see note 8 - Subsequent Event). The Company changed its name from Cimarron-Grandview Group, Inc. to Full Moon Universe, Inc. effective January 5, 2001.

Summary  of  Significant  Accounting  Policies:

a. Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less.

b. The Company's marketable securities are stated at estimated fair value at the balance-sheet dates, and unrealized losses are reported in stockholders' equity as accumulated other comprehensive income. All such securities are considered to be available-for-sale. Gains and losses are determined using the specific identification method.

c. The Company capitalizes acquisition and exploration costs on nonoperating mining properties and mineral rights for accounting and income tax purposes. Upon commencement of operations, the capitalized costs will be amortized based on proven or probable reserves by the unit-of-production method so that each unit produced is assigned a pro rata portion of the unamortized acquisition costs.

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

f. Basic loss per share is computed using the weighted average number of shares outstanding during the years (16,862,792 in 2000 and 12,372,000 in 1999). Diluted loss per share was the same as basic loss per share for the years presented.

g. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
NOTES  TO  FINANCIAL  STATEMENTS


NOTE  2  -  NOTE  RECEIVABLE:

The  Company  has  a $100,000 note receivable from Full Moon Universe, Inc.  The note is noninterest bearing, due upon demand and unsecured. See note 8, Subsequent Event, explaining the relationship between Full Moon Universe, Inc. and the Company.

NOTE  3  -  SECURITIES:
-----------------------

Following is a summary of marketable securities as of December 31, 2000 and 1999:

                                                      2000            1999
                                                  ------------    ------------
Aggregate fair value of marketable securities     $     10,825    $    10,639
Gross  unrealized  holding  losses                      26,686         26,872
Amortized  cost  basis                                  37,511         37,511

Changes in marketable securities for the years ended December 31, 2000 and 1999, are as follows:

                                                      2000            1999
                                                  ------------    ------------
Cost  as  of  January  1                          $    37,511     $    37,511
Unrealized  losses  as  of  December  31              (26,686)        (26,872)
                                                  ------------    ------------
Fair  value  as  of  December  31                 $    10,825     $    10,639
                                                  ============    ============

NOTE  4  -  MINING  PROPERTIES:
-------------------------------

Investments in mining properties, net of impairment losses recognized, consisted of the following:

                                                          December  31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
Partnership interest in two units of Pondera
Partners, Ltd., a drilling project located in
Teton  County, Montana (at cost less equity
in  partnership  losses)                          $     5,067     $     4,122

On January 11, 1999, the Company sold approximately 34 acres of surface and mineral rights located in northern Stevens County for $25,000 cash, less expenses of $513. Such rights had previously been considered fully impaired, so the net proceeds resulted in a $24,487 gain in 1999.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  5  -  COMMON  STOCK:

The Company's Articles of Incorporation were amended March 31, 1982, to reclassify shares and reduce capital to $350,000, comprising 50,000,000 shares of no par value common stock. Each share of the capital stock of the par value of $.10 per share previously outstanding was changed to one share of no par value common stock. The Articles were amended July 11, 1990, to change the Company's name from Grandview Mines, Inc. to Cimarron Gas & Oil, Inc. and were amended on July 25, 1990, to change the Company's name from Cimarron Gas & Oil, Inc. to Cimarron-Grandview Group, Inc.

In February 1998, two directors of the Company purchased a total of 400,000 common shares at $.005 per share. The shares were purchased in exchange for an 8 percent nonrecourse promissory note, which has been reported as a reduction of stockholders' equity at December 31, 2000 and 1999.

On February 24, 1999, the Company issued a restricted stock grant of 400,000 shares to a Company director. The exercise price is $.005 per share, payable by a one-year nonrecourse promissory note bearing interest at 8 percent per annum. Also, the Company issued restricted stock grants (50,000 each) to three directors for services at an agreed-upon value of $50 each.

On March 4, 1999, the Company sold 8,431,538 shares of its common stock for $100,000.

NOTE  6  -  FEDERAL  INCOME  TAX:

At December 31, 2000 and 1999, the Company had deferred tax assets of $41,000 and $36,000, respectively, which were fully reserved by valuation allowances. For 1999, 1998, and 1997, the Company has recognized no net tax benefits for its operating losses in the statements of income, as valuation allowances offset such benefits. Changes in the deferred tax asset valuation allowance for 1999, 1998, and 1997 relate only to corresponding changes in the deferred tax assets for those years.

At December 31, 2000, the Company had a net operating loss carryforward of $276,282 which is available to offset future taxable income. The carryforward expires in various amounts from 2000 through 2018.

NOTE  7  -  GOING  CONCERN:
These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As discussed in note 8, subsequent to December 31, 2000, the Company completed a share exchange transaction with Full Moon Universe, Inc. (Full
Moon). The December 31, 2000, audited financial statements of Full Moon show current liabilities exceeding current assets and net cash used in operations.

Full Moon's management plans for the continuation of the successor Company as a going concern include the refinancing of debt and obtaining additional capital through a private placement offering.

The Company plans to increase sales by expanding its current customer base. Management is continuing to evaluate the Company to reduce costs and improve results from operations.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  8  -  SUBSEQUENT  EVENT:

Subsequent to December 31, 2000, the Company completed a share exchange transaction with Full Moon Universe, Inc. (Full Moon). The effective date of the share exchange was January 5, 2001.

Prior to the share exchange transaction, the Company completed a 1-for-5 reverse stock split, resulting in a total of 3,372,520 common shares outstanding. The transaction was consummated by the Company's issuance of 19,110,800 common shares to Full Moon's stockholders in exchange for all the outstanding common stock of Full Moon. This resulted in a total of 22,483,320 common shares of the Company issued and outstanding after the transaction. The Company also increased its authorized common shares to 100,000,000 and established a par value of $.001 per share. In addition, the Company authorized a class of preferred stock consisting of 10,000,000 shares at $.001 par value per share. Coincident with the transaction, the Company changed its name to Full Moon Universe, Inc.

For accounting purposes, the acquisition of Full Moon's common shares has been treated as a recapitalization (reverse acquisition) of Full Moon with Full Moon as the acquirer of Cimarron-Grandview, Inc.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL MOON UNIVERSE, INC.

    /s/ Charles Band                                  04/10/01
By:----------------------------------------    Date:--------------
CHARLES  BAND, President/CEO; Director
 (Principal  Executive  Officer)

   /s/ Mickey Kaiserman                               04/10/01
By:----------------------------------------    Date:---------------
MICKEY  KAISERMAN,  COO/CFO;  Director
 (Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Charles Band                                      04/10/01
-------------------------------------------    Date:--------------
CHARLES  BAND,
President/CEO;  Director

/s/ Mickey Kaiserman                                  04/10/01
-------------------------------------------    Date:--------------
MICKEY  KAISERMAN,
COO/CFO;  Director



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not  Applicable