Form 10QSB
period 2001-03-31
FULL MOON UNIVERSE INC
filed 2001-05-25
CIK 43052

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2001

     OR

     [    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from  to

Commission  file  number 001-01337


                           FULL  MOON  UNIVERSE,  INC.


               Washington                                   91-0239195
(State of other jurisdiction of incorporation        (I.R.S. Employer Id. No.)
 or organization)

1645 North Vine Street - 9th Floor, Hollywood, CA                90028
Address  of  principal  executive  offices)                    (Zip  Code)

                                (323)  468-0599
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


Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  ( )    No  (X)

                          FULL  MOON  UNIVERSE,  INC.
                                   FORM 10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

MARCH  31,  2001

FULL  MOON  UNIVERSE,  INC.
FORM  10-QSB  QUARTERLY  REPORT

TABLE  OF  CONTENTS


                                                                            Page
                                                                            ----

PART  I.     FINANCIAL  STATEMENTS:

Item  1.     Financial  statements  (unaudited)

     Balance  sheet                                                           3

     Statements  of  income                                                   4

     Statement  of  stockholders'  equity                                     5

     Statements  of  cash  flows                                              6

     Notes  to  financial  statements                                         7

Item  2.     Management's Discussion and Analysis of Financial Statements    13

PART  II.     OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K                           14

Signatures                                                                   14

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
BALANCE  SHEET  (UNAUDITED)

                                                               March 31, 2001
                                                              ----------------
ASSETS
CURRENT  ASSETS:
     Cash                                                     $        39,009
     Accounts  receivable                                             169,324
     Contracts  receivable                                             71,397
     Inventory                                                        101,955
     Prepaid  assets                                                   10,230
                                                              ----------------
               Total  current  assets                                 391,915

NOTE  RECEIVABLE, related party                                     2,477,245
FILM  INVENTORY,  net of amortization of $640,546                   1,904,180
EQUIPMENT  AND  WEB  SITE  DEVELOPMENT,  net
     of  depreciation  of  $18,756                                     57,730
LOAN  FEES                                                             48,904
PARTNERSHIP  PROPERTIES                                                 5,067
                                                              ----------------
                                                              $     4,885,041
                                                              ================

LIABILITIES  AND  STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES:
     Accounts  payable                                        $       465,688
     Accrued  liabilities                                              27,799
     Accrued  wages                                                     6,567
     Accrued  interest                                                127,130
     Current  maturities  of  long-term  debt                       2,452,930
     Deferred  revenue                                                 62,000
                                                              ----------------
               Total  current  liabilities                          3,142,114
LONG-TERM  DEBT:
     Notes  payable                                                   223,426
                                                              ----------------
               Total  liabilities                                   3,365,540

STOCKHOLDERS' EQUITY:
     Common stock - 100,000,000 shares, $.001 par value,
       authorized; 22,949,985 shares issued and outstanding            22,950
     Additional  paid-in  capital                                   1,102,943
     Note  receivable,  stock  purchase                                (2,381)
     Retained  earnings                                               395,989
                                                              ----------------
               Total  stockholdersequity                            1,519,501
                                                              ----------------
                                                              $     4,885,041
                                                              ================









See  accompanying  notes  to  financial  statements.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  INCOME  (UNAUDITED)

                                           Three Months Ended March 31,
                                 ----------------------------------------------
                                      2001            2000            2000
                                 --------------  --------------  --------------
                                                  (historical)     (pro forma)
REVENUES                         $     930,459   $        -      $     535,649

COST OF REVENUES, including
  film  amortization                   335,375            -            143,905
                                 --------------  --------------  --------------
GROSS  PROFIT                         595,084             -            391,744

SELLING, GENERAL, AND
 ADMINISTRATIVE  EXPENSES              381,823          1,268           84,313
                                 --------------  --------------  --------------
INCOME  FROM  OPERATIONS               213,261         (1,268)         307,431
                                 --------------  --------------  --------------

OTHER  INCOME  (EXPENSE):
     Interest  income                   45,706          1,092            1,155
     Interest  expense                 (99,237)           -             (1,210)
                                 --------------  --------------  --------------
                                       (53,531)         1,092              (55)
                                 --------------  --------------  --------------

INCOME (LOSS) BEFORE FEDERAL
  AND STATE INCOME TAXES               159,730           (176)         307,376

FEDERAL AND STATE INCOME  TAXES            -              -            120,000
                                 --------------  --------------  --------------

NET  INCOME  (LOSS)              $     159,730   $       (176)   $     187,376
                                 ==============  ==============  ==============

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                        NIL             NIL              NIL
                                 ==============  ==============  ==============




















See  accompanying  notes  to  financial  statements.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENT  OF  STOCKHOLDERS' EQUITY
QUARTER  ENDED  MARCH  31,  2001

                             Stock
                Number  of   Sub-                      Additional
                Shares         scription  Common       Paid-in      Retained
                Outstanding  Receivable   Stock        Capital      Earnings    Total
                -----------  -----------  ----------  -----------  ----------  ----------
BALANCES,
 DEC. 31, 2000    22,483,320  $  (4,666)   $  22,483   $  534,036  $  236,259  $  788,112

ADD:
 Net  income             -          -            -            -       159,730     159,730
 Beneficial
  Conversion
  feature of
  convertible
  debt                   -          -            -        200,000         -       200,000
 Payment
  Received
  on  stock
  subscription           -        2,285          -            -           -         2,285
 Shares  issued      466,665        -            467      368,907         -       369,374
                -----------  -----------  ----------  -----------  ----------  ----------
BALANCES,
  MAR 31, 2001   22,949,985  $   (2,381)  $   22,950  $ 1,102,943  $  395,989  $1,519,501
                ===========  ===========  ==========  ===========  ==========  ==========




























See  accompanying  notes  to  financial  statements.

FULL  MOON  UNIVERSE,  INC.
FORMERLY  KNOWN  AS  CIMARRON-GRANDVIEW  GROUP,  INC.
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
                                                  Three Months Ended March  31,
                                                  -----------------------------
                                                       2001            2000
                                                  --------------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  income  (loss)                          $     159,730   $       (176)
                                                  --------------  -------------
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                      6,300             -
       Amortization  of  film  inventory               187,916             -
       Other  amortization                              21,316             -
       Loss  on  sale  of  investments                     450             -
     (Increase)  decrease  in  assets:
       Accounts  receivable                            (25,879)            -
       Contracts  receivable                           (54,108)            -
       Inventory                                          (681)            -
       Prepaid  assets                                     735             -
       Film  inventory                                (270,061)            -
     Increase (decrease) in liabilities:
       Accounts  payable                                60,604             -
       Accrued  liabilities                             18,604             -
       Accrued  wages  payable                         (15,573)            -
       Accrued  interest                                51,167             -
       Due  to  factor                                (114,577)            -
       Deferred  revenue                                62,000             -
                                                  --------------  -------------
             Total  adjustments                        (71,787)            -
                                                  --------------  -------------
Net  cash  used  in  operating  activities              87,943            (176)
                                                  --------------  -------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Increase  in  stockholder  receivable            (919,513)            -
     Proceeds  from  sale  of  investments              10,375             -
     Purchases  of  long-lived  assets                  (3,070)            -
                                                  --------------  -------------
Net  cash  used  in  investing  activities            (912,208)            -
                                                  --------------  -------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from shareholder note receivable payment      2,285             -
  Proceeds from issuance of long-term  debt            561,073             -
  Proceeds from issuance of capital stock              287,500             -
                                                  --------------  -------------
Net  cash  provided  by  financing  activities         850,858             -
                                                  --------------  -------------
NET  INCREASE  (DECREASE)  IN  CASH                     26,593            (176)
CASH,  BEGINNING  OF  PERIOD                            12,416          144,098
                                                  --------------  -------------
CASH,  END  OF  PERIOD                            $     39,009    $    143,922
                                                  ==============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid during the period for interest      $     34,701    $        -
                                                  ==============  =============
SUPPLEMENTAL  CASH  FLOW  INFORMATION:
     Exchanged note payable for 33,333 shares of
       Company  common  stock                     $     25,000    $        -
                                                  ==============  =============
See  accompanying  notes  to  financial  statements.

FULL  MOON  UNIVERSE,  INC.
FORM  10-QSB  QUARTERLY  REPORT

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1   BASIS  OF  PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000, included in its Annual Report filed on Form 10-KSB. The Independent Auditor's Report dated March 9, 2001, on the Company's financial statements states that the Company's current liabilities exceed its current assets and that it has not been able to generate positive cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

NOTE  2   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

Full Moon Universe, Inc. (the Company) was incorporated under the laws of the state of California and commenced operations on November 19, 1999. The Company is an independent producer of motion pictures that specializes in direct-to-video films. Additionally, the Company designs and wholesales toys based on characters in the films. A substantial portion of the Company's sales and accounts receivable are attributable to a limited number of customers.

Summary  of  Significant  Accounting  Policies:

a. Cash -- Cash includes cash on hand, cash in banks, and short-term cash investments. Such balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

b. Equipment and web site development -- Equipment and web site development are stated at cost. Depreciation is computed using primarily the straight-line method over the assets' estimated service lives.

c. Prepaid loan fees - The Company issued 50,000 shares of its common stock to Coast Capital Partners, L.L.C. in connection with a borrowing agreement. The fees will be amortized over the term of the agreement.

d. Fair value of financial instruments -- The Company's carrying value of cash, accounts receivable, contracts receivable and accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these instruments. The fair value of the Company's long-term obligations is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. Based upon the borrowing rates available to the Company for loans with similar terms and average maturities, the estimated fair value to the notes payable approximates carrying value at March 31, 2001.

FULL  MOON  UNIVERSE,  INC.
FORM  10-QSB  QUARTERLY  REPORT

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  2   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED):

Summary  of  Significant  Accounting  Policies  (continued):

e. Revenue and cost recognition -- At inception, the Company adopted Statement of Position 00-2 (SOP 00-2), "Accounting by Producers and Distributors of Films." SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development, and overhead costs. Revenues from film productions are recognized on the date the completed film is delivered or becomes available from delivery, is available for exploitation in the relevant media window purchased by that customer or licensee, and certain other conditions of sale have been met. SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense. Additionally, SOP 00-2 requires all film costs to be classified in the balance sheet as noncurrent assets.

Productions costs of released films are amortized based on the ratio of revenues earned during the current period to management's estimate of total lifetime revenue to be derived from the related productions. It is anticipated that production costs will be amortized over various periods of generally up to 10 years although for certain films, the amortization may be longer or shorter based upon most recent revenue forecasts.

The market trend of each film is regularly examined to determine the estimated future revenues and corresponding lives. Due to the nature of the industry, management's estimates of future revenues may change within the next year and the change could be material.

f. Concentrations of credit risk -- The Company grants credit to companies located throughout the United States. The Company expects to incur no significant losses related to granting such credit. The Company generally does not require collateral and its trade receivables are unsecured. Management has not experienced nor does it expect to incur significant losses from these receivables.

g. Income taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax return. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in tax law or rates.

h. Earnings per common share -- The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which established standards for computing and presenting earning per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS of the face of the income statement. Basic EPS are based upon the weighted-average number of common shares outstanding during the period. Diluted EPS are based upon the weighted-average number of common shares for all dilutive potential common shares outstanding.

FULL  MOON  UNIVERSE,  INC.
FORM  10-QSB  QUARTERLY  REPORT

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  2   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED):

Summary  of  Significant  Accounting  Policies  (continued):

i. Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates include those related to valuation of deferred tax assets, accounts receivable and inventories of released productions. It is at least reasonably possible that the significant estimates used will change within the next year.

NOTE  3   FILM  INVENTORIES:

Inventories related to film production (which include direct production costs, production overhead, and acquisition costs) are stated at the lower of amortized cost or net realizable value. Inventories are amortized on an individual product basis based on the proportion that current revenues bear to the estimated remaining total lifetime revenues. Estimates of total lifetime revenues and expenses are periodically reviewed. The Company expects to amortize 75 to 85 percent of film costs during the first year of release.

Film inventories are comprised of the following components, net of amortization of $640,546 at March 31, 2001.

     Released                                    $     845,988
     Completed,  but  not  released                    108,745
     Currently  in  production                         949,447
                                                 -------------
                                                 $   1,904,180

NOTE  4   EQUIPMENT  AND  WEBSITE  DEVELOPMENT:

Equipment  and  leasehold  improvements  consisted  of  the  following:

     Office  equipment                     $     35,875
     Furniture  and  fixtures                    11,284
     Web  site  development                      29,327
                                           ------------
                                                 76,486
     Accumulated  depreciation                   18,756
                                           ------------
                                           $     57,730

FULL  MOON  UNIVERSE,  INC.
FORM  10-QSB  QUARTERLY  REPORT

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  5   NOTES  PAYABLE:

The  Company  has  the  following  long-term  notes  payable:

Note  payable  to Capital  Coast Partners, L.L.C. (CCP) with  interest
  At 20%. Beginning June 25, 2001 until September 3, 2001, weekly payments of $2,000 are required. From September 10, 2001 until February 25, weekly payments of $3,000 are required. From March 4, 2002 until March 29, 2004, weekly payments of $5,000 are required.

CCP has the right to convert $200,000 of the advance amount, or through a payment to the Company following repayment of the advance, into shares of the Company's common stock, at a price that is the lesser of the price paid by any private purchaser of the Company's common stock during the time any portion of the loan is unpaid: 1) 50% below the average of the 90-day closing bid price of the Company's common stock price commencing January 17, 2001, or 2) 50% below the prior 30-day closing bid price of the Company's common stock prior to any notice of conversion by CCP. CCP has the right to make payment of the purchase price in cash, should the loan already be repaid in whole or part, or through reduction of the loan in an amount equivalent to the purchase price required to be paid.

CCP  may  convert  up  to $200,000 of the loan until January 30, 2004.
The  note   is  personally   guaranteed  by  the   Company's  majority
stockholder,   Charles  Band.                                          $ 478,011

Amount  convertible  to  common  stock less amortization of beneficial
conversion  feature                                                    (186,655)

Note payable to Wolas Family  Limited Partnership,  due July 31, 2001,
together  with  interest at 10%.  The note is personally guaranteed by
Charles  Band,  the  Company's  majority  shareholder.                   250,000

Note  payable to  Michael Wolf,  due  May  31,  2001,  together   with
interest  at  10%.  The  note  is  personally  guaranteed  by  Charles
Band,  the  Company's  majority shareholder.                              50,000

Note payable to Albert M Zlotnick, the unpaid sum of all advances made on  Secured  Note  for  Multiple  Advances  in  the amount of $210,000 with  interest  at  9.5%.  A  payment  of  $70,000  plus  all  accrued interest  on  or  before  May  31,  2001.  A  payment of $70,0000 plus all  accrued  interest on or before September 30, 2001.  The remaining balance,  including  all  accrued  interest  is payable on January 30,
2002.                                                                    210,000

FULL  MOON  UNIVERSE,  INC.
FORM  10-QSB  QUARTERLY  REPORT

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  5   NOTES  PAYABLE  (CONTINUED):

Note payable to Albert M. Zlotnick, the  unpaid  sum  of all  advances
made  on   Master  Note  for  Multiple   Advances,  with  the  maximum
amount  not  to  exceed  $1,875,000, with interest at 9.5%.  A payment of $500,000 plus accrued interest is due on April 30, 2001.  A payment of  $500,000  plus accrued interest is due on May 31, 2001.  A payment of  $375,000  plus accrued interest is due on September 30, 2001.  The remaining  unpaid  principal,  including  all  principal  and  accrued interest is  payable on January 30, 2002.  The note is secured by substantially all assets  of the Company and is  personally guaranteed by Charles Band.  Mr. Zlotnick is a majority stockholder of
Cimarron-Grandview Group, Inc.                                        $1,875,000
                                                                      ----------
                                                                       2,676,356
Less  current  maturities                                              2,452,930
                                                                      ----------

Long-term  portion  (due  in  2002)                                   $  223,426


NOTE  6   PROVISION  FOR  INCOME  TAXES:

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the company is able to realize their benefit, or that future deductibility is uncertain.

At quarter end, the Company's film library had approximately $5,000,000 of additional tax basis than the amount reported in the financial statements. The deferred tax asset associated with the excess future deductible amounts has been 100 percent reserved through a valuation allowance, as it is more likely than not that future deductibility is uncertain.

The provision for income taxes differs from the amount of income tax determined by applying the applicable federal and state statutory rates as follows:

     Expected  rates  using  statutory  federal  and  state  rates          40%
     Tax  effect  of  excess  tax  basis film library amortization         (40)
                                                                           ---
          Effective  tax  rate                                              - %

FULL  MOON  UNIVERSE,  INC.
FORM  10-QSB  QUARTERLY  REPORT

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  6   PROVISION  FOR  INCOME  TAXES  (CONTINUED):

At March 31, 2001, the Company had deferred tax assets which were fully reserved by valuation allowances. Following are the components of such assets and allowances:

     Deferred  tax  assets  arising  from:
          Net  operating  loss  carryforwards               $     40,000
          Film  library  basis  difference                     2,026,000
                                                            ------------
                                                               2,066,000
          Less  valuation  allowance                          (2,066,000)
                                                            ------------
               Net  deferred  tax  assets                   $        -

The Company had federal tax basis net operating loss carryforwards of approximately $100,000 at March 31, 2001, which expire in 2021.


NOTE  7   RELATED-PARTY  TRANSACTIONS:

The Company has a receivable from the Company's majority stockholder, Charles Band. The balance owed was $2,477,245 at March 31, 2001. The stock is collateralized by shares of the Company's common stock.


NOTE  8   SHARE  EXCHANGE  AGREEMENT:

In August 2000, the Company entered into a Share Exchange Agreement with Cimarron-Grandview Group, Inc. (Cimarron) whereby Cimarron proposed to acquire all of the outstanding shares of the company for authorized but yet unissued shares of Cimarron common stock. The effective date of the share exchange was January 5, 2001.

Prior to the share exchange transaction, Cimarron completed a 1-for-5 reverse stock split, resulting in a total of 3,372,498 common shares outstanding. The transaction was consummated by Cimarron's issuance of 19,110,822 common shares to Full Moon's stockholders in exchange for all the outstanding common stock of Full Moon. This resulted in a total of 22,483,320 common shares of Cimarron issued and outstanding after the transaction. Cimarron also increased its authorized common shares to 100,000,000 and established a par value of $.001 per share. In addition, Cimarron authorized a class of preferred stock consisting of 10,000,000 shares at $.001 par value per share. Concurrent with the transaction, Cimarron changed its name to Full Moon Universe, Inc.

For accounting purposes, the acquisition of the Company's common shares has been treated as a recapitalization (reverse acquisition) of the Company with the Company as the acquirer of Cimarron.

FULL  MOON  UNIVERSE,  INC.
FORM  10-QSB  QUARTERLY  REPORT

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  9  -  GOING  CONCERN:

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show current liabilities exceeding current assets and net cash used in operations.

Management's plans for the continuation of the Company as a going concern include the refinancing of debt and obtaining additional capital through a private placement offering (see note 10).

The Company plans to increase sales by expanding its current customer base. Management is continuing to evaluate the Company to reduce costs and improve results from operations.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE  10  -  ADDITIONAL  CAPITAL:

During the period January 1 to April 13, 2001, the Company issued 416,665 shares of common stock for $312,500 through a private placement offering and incurred an additional $210,000 in notes payable to Albert M. Zlotnick.


NOTE  11  -  COMMITMENTS:

The Company entered into an agreement with a creditor and shareholder, Albert M. Zlotnick, to provide monthly consulting services. The agreement is effective for the period September 1, 2000 through August 31, 2003. The Company paid $10,000 per month from September 2000 through January 2001. Beginning February 2001, monthly payments will be $12,500 per month.

                          FULL  MOON  UNIVERSE,  INC.
                                   FORM 10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis should be read together with our financial statements and notes to the financial statements included elsewhere in this form 10-KSB.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2001 the Company had approximately $39,000 of cash. The Company's continuation as a going concern is dependent on its ability to raise additional capital for working capital purposes and restructuring the Company's Notes Payable. Insufficient funds have required the Company to scale back its operations. The Independent Auditor's Report dated March 9, 2001 on the Company's financial statements states the Company's liabilities exceeds its current assets and that it has not been able to generate positive cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

RESULTS  FROM  OPERATIONS

For the quarter ending March 31, 2001, the Company had a net income of approximately $160,000 compared to $187,000 for quarter ending March 31, 2000.

REVENUES

Revenues for the three months ending March 31, 2001 were approximately $930,000 compared to $536,000 for the three months ending March 31, 2000.

COST  OF  REVENUES

Cost  of  Revenues  for the three months ending March 31, 2000 was approximately
$335,000 compared to $144,000 for quarter ending March 31, 2001. Cost of Revenues consists primarily of the amortization of capitalized film production costs, cost of goods sold relating to video duplication and shipping and cost of goods sold relating to the manufacture and shipping of action figures for the Company's toy business.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ending March 31, 2001 were approximately $382,000 compared to $84,000 for the three months ending March 31, 2000. Selling, general and administrative expenses consist primarily of marketing and advertising expenses, distribution expenses, salaries and related benefits, office rent and services, and administrative expenses.

OTHER  INCOME  AND  EXPENSE

Other income and expense for the three month ending March 31, 20001 were approximately $54,000 compared to $100 for the three months ending March 31, 2000. Other income and expense consists primarily of interest income and interest expense.

                          FULL  MOON  UNIVERSE,  INC.
                                   FORM 10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

                            PART II OTHER INFORMATION

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During the Quarter ended March 31, 1999 the Registrant filed Form 8-Ks on the following dates:

January  12,  2001  (Filed  under  prior  name  Cimarron  Grandview Group, Inc.)
January  26,  2001
February  16,  2001
March  5,  2001


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FULL  MOON  UNIVERSE,  INC.


     /s/ Charles Band
BY: --------------------------------         DATE:   May  23,  2001
       Charles  Band,  President

     /s/ Gregory B. Lipsker
BY: -------------------------------          DATE:   May  23,  2001
     Gregory B. Lipsker, Secretary